Form 10KSB
period 1997-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 1998-04-01
CIK 1042413

U.S. Securities and Exchange Commission

                        Washington, D.C.  20549

                             Form 10-KSB

(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended December 31, 1997

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from _____ to _____

                    Commission file number  333-31681

               Atlas-Energy for the Nineties-Public #6 Ltd.
             (Name of small business issuer in its charter)

               Pennsylvania                          23-2888337

       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)

          311 Rouser Road, Moon Township, Pennsylvania  15108
         (Address of principal executive offices)   (Zip Code)

                  Issuer's telephone number (412) 262-2830

         Securities registered under Section 12(b) of the Exchange Act

Title of each class                Name of each exchange on which registered
      None                                             None

         Securities registered under Section 12(g) of the Exchange Act

                                 None
                            (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   [ X ]     No _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


State issuer's revenues for its most recent fiscal year.   -0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

Transitional Small Business Disclosure Format (check one):

Yes     [ X ]        No _____


------------------------------------------------------------------------
PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership") was formed under the Pennsylvania Revised Uniform Limited Partnership Act on July 1, 1997, with Atlas Resources, Inc. ("Atlas") as Managing General Partner. The Partnership offered a maximum of 1,000 Units.
The Partnership had its initial closing on December 1, 1997, and was funded with total subscriptions of 199.52 Units $1,994,350 excluding the dealer-manager fee, sales commissions and accountable due diligence expenses of $208,290 paid to the Dealer-Manager and registered broker-dealers) from 88 investors thus reaching its required minimum Capital Contribution of $1,000,000. The Partnership had its final closing on December 31, 1997, and was funded with total subscriptions of 991.615 Units $9,901,025 excluding the dealer-manager fee, sales commissions and the accountable due diligence expenses of $1,024,745 paid to the Dealer-Manager and registered broker-dealers) from 393 investors.

6 investors subscribed for 16 Units $ 160,000 as Limited Partners and the remaining 387 investors subscribed for 975.615 Units $9,741,025 as Investor General Partners.
At the time of the initial and final closing, the Managing General Partner was credited with a total capital contribution of $ 1,968,637 because of certain expenditures it made on behalf of the Partnership and certain prospects it contributed to the Partnership. The Managing General Partner paid the organization and offering costs of the Partnership in the amount of $1,485,154. In addition, the Managing General Partner contributed 43.45 prospects to the Partnership at its cost of $3,600 per prospect (proportionately reduced to the extent less than 100% of the working interest is acquired) for a total credit of $156,420. Finally, under the Partnership Agreement the Managing General Partner paid 14% $327,053 of the Partnership's tangible costs.

The Partnership has not filed bankruptcy nor has the Partnership been involved in any material reclassification, merger, consolidation, receivership or similar proceeding or purchase or sale of a significant amount of assets not in the ordinary course of business.

The Partnership was funded to drill natural gas development wells with the objective being the discovery and production of natural gas in commercially marketable quantities. The initial closing date was December 1, 1997, and the Partnership began its drilling activities pursuant to the drilling and operating agreement. Additionally, the Partnership prepaid drilling costs pursuant to the drilling and operating agreement on December 31, 1997, in an amount equal to $7,918,110, in order to claim a 1997 deduction for intangible drilling and development costs of wells to be drilled in 1998. The drilling and operating agreement provided that a total of 44.45development wells would be drilled to the Clinton/Medina geological formation in Mercer, and Lawrence Counties, Pennsylvania. Atlas and its affiliates had sufficient leasehold inventory to provide the prospects to be developed by the Partnership. See "Properties".

Under the drilling and operating agreement Atlas is responsible for drilling and completing (or plugging) the Partnership wells. All the wells have been or will be drilled to depths sufficient to test thoroughly the Clinton/Medina formation. The Partnership paid its proportionate share of the cost of drilling and completing the Partnership's wells as follows: for each well, an amount equal to the depth of the well in feet at its deepest penetration as recorded by the drilling contractor multiplied by $37.39 per foot. The footage price included all ordinary costs of drilling, testing and completing the well and installing gathering lines and other necessary facilities for the production of natural gas, including the cost of a second completion and Frac where Atlas considered it justified.

For the next twelve months management believes that the Partnership has adequate capital in order to develop its wells. The Partnership had sufficient capital resources from the closings to drill and develop approximately 44.5 net wells. No other wells will be drilled and therefore no additional funds will be required. The Partnership also anticipates that the payment of operation and maintenance costs will not begin until the Partnership wells begin to generate revenue. Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates. Atlas, however, is not contractually committed to make such a loan. The amount that may be borrowed by the Partnership from Atlas and its affiliates, if any amounts are borrowed, may not at any time exceed 5% of the Partnership subscription. No borrowings will be obtained from third parties.

With respect to operating and maintenance costs, the Partnership's commitments pursuant to the drilling and operating agreement are expected to be fulfilled through revenues generated from the sale of gas and oil. During producing operations Atlas, as operator, will receive a monthly well supervision fee of $275 (proportionately reduced to the extent less than 100% of the working interest was acquired) for each producing well for which it has responsibility under the drilling and operating agreement. The well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as well tending, routine maintenance and adjustment, reading meters, recording production, pumping, maintaining appropriate books and records, preparing reports to the Partnership and to government agencies, and collecting and disbursing revenues. The well supervision fees do not include costs and expenses related to the production and sale of oil, purchase of equipment, materials or third party services, brine disposal, and rebuilding of access roads, all of which will be billed at the invoice cost of materials purchased or third party services performed. As operator Atlas will charge the Partnership at cost for third party services and materials provided for each well which has been placed in operation, and a reasonable charge for services performed directly by Atlas or its affiliates. The drilling and operating agreement also gives the operator the right at any time after three years from the date a Partnership well has been placed into production to retain $200 per month to cover future plugging and abandonment of such well.

Natural gas and any oil produced by the wells developed by the Partnership must be marketed in order for the Partnership to realize revenues from such production. The Partnership did not purchase and does not anticipate selling any producing wells. In recent years natural gas and oil prices have been volatile.

The marketing of natural gas and oil production, if any, will be affected by numerous factors beyond the control of the Partnership and the effect of which cannot be accurately predicted. These factors include the availability and proximity of adequate pipeline or other transportation facilities; the amount of domestic production and foreign imports of oil and gas; competition from other energy sources such as coal and nuclear energy; local, state and federal regulations regarding production and the cost of complying with applicable environmental regulations; and fluctuating seasonal supply and demand. For example, the demand for natural gas is greater in the winter months than in the summer months, which is reflected in a higher spot market price paid for such gas. Also, increased imports of oil and natural gas have occurred and are expected to continue. The free trade agreement between Canada and the United States has eased restrictions on imports of Canadian gas to the United States. Additionally, the passage in November, 1993, of the North American Free Trade Agreement will have some impact on the American gas industry by eliminating trade and investment barriers in the United States, Canada and Mexico. In the past the reduced demand for natural gas and/or an excess supply of gas has resulted in a lower price paid for the gas. It has also resulted in some purchasers curtailing or restricting their purchases of natural gas; renegotiating existing contracts to reduce both take-or-pay levels and the price paid for delivered gas; and other difficulties in the marketing of production.

The Clean Air Act Amendments of 1990 contain incentives for the future development of "clean alternative fuel," which includes natural gas and liquefied petroleum gas for "clean-fuel vehicles". The Partnership believes the amendments ultimately will have a beneficial effect on natural gas markets and prices.

The Managing General Partner is responsible for selling the Partnership's gas and oil production. Atlas' policy is to treat all wells in a given geographic area equally. This reduces certain potential conflicts of interest among the owners of the various wells, including the Partnership, concerning to whom and at what price the gas will be sold. Atlas calculates a weighted average selling price for all the gas sold in the geographic area, such as the Mercer County area. To arrive at the average weighted selling price the money received from the sale of all the gas sold to its customers in a geographic area is divided by the volume of all gas sold from the wells in the area.

During 1997 Atlas received an average selling price of $2.29 per MCF for gas sold in the Mercer County area after deducting all expenses, including transportation expenses. On occasion, Atlas has reduced the amount of production it normally sells on the spot market until the spot market price increased. Atlas, however, has not voluntarily restricted its gas production in the past two years.

In the Mercer County area, Atlas estimates that a portion of the Partnership's gas will be transported through Atlas' own pipeline system and sold directly to industrial end-users in the area where the wells were drilled. This will generally result in the Partnership receiving higher prices for the gas than if the gas were transported a farther distance through interstate pipelines because of increased transportation charges. The remainder of the Partnership's gas from the Mercer County area will be transported through Atlas' and its affiliates' pipelines to the interconnection points maintained with Tennessee Gas Transmission Co., National Fuel Gas Supply Corporation, National Fuel Gas Distribution Company, East Ohio Natural Gas Company and Peoples Natural Gas Company. These delivery points are utilized by Atlas Gas Marketing, Inc. to service its end-user markets in the northeast United States which include in excess of 100 customers. Atlas is currently delivering an average 27,000 MCF of natural gas per day from the Mercer County area to all the aforementioned markets and has the capacity of delivering 33,000 MCF per day from the Mercer County area. Atlas anticipates that Wheatland Tube Company and Carbide Graphite each will purchase approximately 10% to 15% of the Partnership's gas production in 1998 pursuant to gas contracts between them and an affiliate of Atlas, and it is possible that other purchasers of the Partnership's gas production may account for 10% of the Partnership's gas sales revenues in 1998. See "Financial Statements".

In order to optimize the price it receives for the sale of natural gas, Atlas markets portions of the gas through long term contracts, short term contracts, and monthly spot sales. The marketing of natural gas production has been influenced by the availability of certain financial instruments, such as gas futures contracts, options and swaps which, when properly utilized as hedge instruments, provide producers or consumers of gas with the ability to lock in the price which will ultimately be paid for the future deliveries of gas. Atlas is utilizing financial instruments to hedge the price risk of a portion of all of its programs' gas production which would include the Partnership. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, Atlas has established an Energy Price Risk Committee composed of the President, General Counsel, Chief Financial Officer (chairperson) and Director of Marketing, whose responsibility will be to ascertain that all financial trading is done in compliance with hedging policies and procedures. Atlas does not intend to contract for positions that it cannot offset with actual production.

Any crude oil produced from the wells will flow directly into storage tanks where it will be picked up by the oil company, a common carrier or pipeline companies acting for the oil company which is purchasing the crude oil. Crude oil usually does not present any transportation problem. Atlas anticipates selling any oil produced by the wells in the Mercer County area to Quaker State Oil Refining Company ("Quaker State") in spot sales. Atlas was receiving approximately $17.00 per barrel in December, 1997, from Quaker State for oil produced in the Mercer County area. Over the past eight years, the price of oil has declined from approximately $38 to as low as $10 per barrel. There can be no assurance as to the price of oil during the term of the Partnership and the actions of OPEC increase the volatility of the price of oil.

There are many companies, partnerships and individuals engaged in natural gas exploration, development and operations in the areas where the Partnership is conducting its activities. The industry is highly competitive in all phases, including acquiring suitable properties for development and the marketing of natural gas and oil. With respect to the marketing of the Partnership's gas and oil the Partnership should, through the use of Atlas' distribution system and Atlas' experienced marketing staff, be able to sell the Partnership's gas, although there can be no assurance of the price to be received by the Partnership for the gas.

The Partnership has not and will not devote any funds to research and development activities. There are no new products or services and the Partnership does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.
Oil and gas operations are regulated in Pennsylvania by the Department of Environmental Resources, Division of Oil and Gas which imposes a comprehensive statutory and regulatory scheme with respect to oil and
gas operations.   Among other things, the regulations involve:  (i) new
well permit and well registration requirements, procedures and fees;
(ii) minimum well spacing requirements; (iii) restrictions on well locations and underground gas storage; (iv) certain well site restoration, groundwater protection and safety measures; (v) landowner notification requirements; (vi) certain bonding or other security measures; (vii) various reporting requirements; (viii) well plugging standards and procedures; and (ix) broad enforcement powers. Generally, the regulatory agency in the state where a producing natural gas well is located supervises production activities and the transportation of natural gas sold intrastate. Atlas does not expect that these regulations will have a material adverse impact upon the operations of the Partnership. The Partnership believes it has complied in all material respects with applicable state regulations and will continue to do so.

The Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation of natural gas and the pricing of natural gas sold for resale interstate; and under the Natural Gas Policy Act of 1978 ("NGPA") the price of intrastate gas. Price controls for natural gas production from new wells, however, were
deregulated on December 31, 1992.   Deregulated gas production may
be sold at market prices determined by supply, demand, BTU content, pressure, location of the wells, and other factors. The Managing General Partner anticipates that all gas produced by the Partnership wells will be price decontrolled gas and sold at fair market value.

Although the transportation and sale of gas in interstate commerce remains heavily regulated, FERC has sought to promote greater competition in natural gas markets by encouraging open access transportation by interstate pipelines, with the goal of expanding opportunities for producers to contract directly with local distribution companies and end-users. For example, FERC Order 500 requires interstate pipelines that transport gas for others to provide transportation service to producers, distributors, and all other shippers of natural gas on a non-discriminatory, "first-come, first-served" basis so that producers and other shippers can sell natural gas directly to end-users. FERC Order 636, which became effective May 18, 1992, requires gas pipeline companies to, among other things, separate their sales services from their transportation services; and provide an open access transportation service that is comparable in quality for all gas suppliers. The premise behind FERC Order 636 was that the gas pipeline companies had an unfair advantage over other gas suppliers because they could bundle their sales and transportation services together. FERC Order 636 is designed to create a regulatory environment in which no gas seller has a competitive advantage over another gas seller because it also provides transportation services.
It is difficult to assess the effect of the order on the Partnership.

The price of oil is not regulated and is subject only to supply, demand, competitive factors, the gravity of the crude oil, sulfur content differentials and other factors. The Partnership expects to sell only small quantities of oil, if any.

From time to time there are a number of proposals being considered in Congress and in the legislatures and agencies of various states that if enacted would significantly and adversely affect the oil and natural gas industry. Such proposals involve, among other things, the imposition of new taxes on natural gas and limiting the disposal of waste water from wells. At the present time, it is impossible to accurately predict what proposals, if any, will be enacted by Congress or the legislatures and agencies of various states and what effect any proposals which are enacted will have on the activities of the Partnership.

Various federal, state and local laws covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Partnership's operations and costs. The Partnership may generally be liable for cleanup costs to the United States Government under the Federal Clean Water Act for oil or hazardous substance pollution and under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or Superfund) for hazardous substance contamination. The liability is unlimited in cases of willful negligence or misconduct. There is also no limit on liability for environmental cleanup costs or damages with respect to claims by the state or private persons or entities. In addition, the Environmental Protection Agency will require the Partnership to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters and will further require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals will also be needed with respect to wastewater discharges and air pollutant emissions.

Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Compliance with these statutes and regulations may cause delays in producing natural gas and oil from the wells and may increase substantially the cost of producing such natural gas and oil.
These laws and regulations, however, are constantly being revised and changed. The Partnership is unable to predict the ultimate costs of complying with present and future environmental laws and regulations, although it does not believe such costs will be substantial. The Partnership is unable to obtain insurance to protect against many environmental claims.

ITEM 2.     PROPERTIES

The Partnership's first closing was December 1, 1997, and 35 prospects were designated by the Managing General Partner on that date. The final closing was December 31, 1997, and an additional 20 prospects were designated by the Managing General Partner on that date. The following 13 prospects which were originally designated by Atlas to be drilled by the Partnership [ List "A" ] were deleted by the Managing General Partner based on the drilling results of wells which were subsequently drilled in the area of these prospects. The replacement prospects are as follows: [ List "B" ]. The Partnership will not acquire any additional prospects.

For purposes of the Drilling Activity table and the Productive Wells table set forth below, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

The Partnership owns 100% of the working interest in 34 wells and expects to own approximately 50% of the working interest in 20 wells.
See "Productive Wells," below.  All wells other than 2  are subject to a 12.5% landowner's royalty and have an 87.5% net revenue interest
Drilling Activity.   The following table sets forth the results from
July 1, 1997, (date of formation) to March 31, 1998, of the
Partnership's drilling activities. All wells have been spudded, and no dry holes have been drilled.
                          Development Wells
                            Gross                        Net
               Productive   Dry   Total     Productive      Dry     Total
Period Ended
March 31, 1998    55         0      55          44.45        0       44.45


The Partnership has not participated, and will not participate, in any exploratory wells.

Present Activities.   As of March 31, 1998, 26 of the wells were in
production, 8 of the wells were capable of production but not yet on-line, and 21 of the wells were spudded and were in the process of being drilled and completed.

Productive Wells.   The following table  ( List "C") summarizes the
Partnership's total gross and net interest in productive natural gas wells at March 31, 1998.


The name of each well is the same as the name of the Prospect. The Partnership has begun selling production from 26 of the wells; however, revenues are not anticipated until the summer of 1998. The remaining wells should go on-line shortly. (See "Description of Business".) Although there has been production as set forth above, no reserve estimate on such wells has been obtained from an independent petroleum engineer.

ITEM 3. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES Responsibilities of Atlas. The Partnership has no employees and relies on Atlas as Managing General Partner of the Partnership. Atlas also serves as driller/operator of the wells. Atlas has complete and exclusive discretion and control over the operations and activities of the Partnership and will make all of the Partnership's decisions affecting the wells developed by the Partnership. Atlas will provide continuing review and analysis of all wells developed by the Partnership and will monitor all expenditures and commitments made on behalf of the Partnership. In addition, Atlas will perform administrative services relating to the funding and operation of the Partnership, Participant reporting, financial budgeting and recordkeeping.

Business of Atlas. Atlas, a Pennsylvania corporation, was incorporated in 1979 and Atlas Energy Group, Inc. ("Atlas Energy"), an Ohio corporation, was incorporated in 1973. Atlas and Atlas Energy are wholly owned subsidiaries of AIC, Inc., a corporation formed in July, 1995, which is a wholly owned subsidiary of The Atlas Group, Inc., ("Atlas Group") that was formerly known as AEG Holdings, Inc., a corporation which was also formed in July, 1995.

As of December 31, 1997, Atlas and its affiliates operated approximately 1240 natural gas wells located in Ohio and Pennsylvania. Atlas and Atlas Energy have acted as operator with respect to the drilling of a total of approximately 1,700 natural gas wells, approximately 1650 of which were capable of production in commercial quantities. Atlas' primary offices are located at 311 Rouser Road, Moon Township, Pennsylvania 15108.

Atlas and its affiliates employ a total of approximately ninety-nine persons, consisting of three geologists (one of whom is an exploration geologist), five landmen, five engineers, thirty-three operations staff, eight accounting, one legal, eight gas marketing, and eighteen administrative personnel. The balance of the personnel are engineering, pipeline and field supervisors.

The other subsidiaries of AIC, Inc. are: (i) Atlas Gas Marketing, Inc., a gas marketing company; (ii) Mercer Gas Gathering, Inc., a gas gathering company which gathers gas from Atlas' and its affiliates' wells in Mercer County, Pennsylvania, and delivers the gas directly to industrial end-users or to interstate pipelines and local distribution companies; (iii) Pennsylvania Industrial Energy, Inc., which sells natural gas to industrial end-users in Pennsylvania; (iv) Transatco, Inc., which owns a 50% interest in Topico which operates a pipeline in Ohio; (v) Atlas Energy Corporation, which serves as managing general partner of exploratory programs and driller and operator; and (vi) Anthem Securities, Inc., which is a registered broker-dealer and member firm of the NASD and serves as dealer-manager of Atlas-sponsored programs. In addition, Atlas is the sole owner of ARD Investments, Inc., a corporation formed in July, 1995, and Atlas Energy is the sole owner of AED Investments, Inc., a corporation formed in July, 1995. Prior to July, 1995, all of the Atlas companies were wholly owned by Atlas Energy. The purpose of forming Atlas Group, AIC, Inc., ARD Investments, Inc. and AED Investments, Inc. was to achieve more efficient concentration of funds of the Atlas group of companies, thereby minimizing transaction costs and maximizing returns on investment vehicles.

Atlas and its affiliates have constructed for their use over 600 miles of gas transmission lines and produce in excess of nine billion cubic feet of natural gas annually from wells they operate which they market directly to end-users or to interstate pipelines and local distribution companies. In addition, Atlas Gas Marketing, Inc. (an affiliate) purchases for resale an additional eight billion cubic feet of natural gas annually from third party producers locally and in the south/southwest United States which is marketed as described in "Description of Business."


                        ORGANIZATIONAL DIAGRAM

                           The Atlas Group, Inc.
                                   |
                                 AIC, Inc.
-----------------------------------|
|
|-Atlas Resources, Inc. (Managing General Partner of Development Drilling
| Programs, Driller and Operator in Pennsylvania)
|                          |
|                          ARD Investments, Inc.
|
|-Mercer Gas Gathering, Inc. (Gas Gathering Company)
|
|-Pennsylvania Industrial Energy, Inc. ("PIE") (Sells Gas to Pennsylvania
| Industry)
|
|-Atlas Energy Corporation (Managing General Partner of Exploratory Drilling | Programs and Driller and Operator)
|
|-Transatco, Inc., which owns 50% of Topico (Operates Pipeline in Ohio)
|
|-Atlas Gas Marketing, Inc. (Markets Natural Gas)
|
|-Anthem Securities Inc. (Registered Broker-Dealer)
|
|-Atlas Energy Group, Inc. (Driller and Operator in Ohio)
                            |
                            AED Investments, Inc.

Directors, Executive Officers and Significant Employees of Atlas.
The executive officers, directors and significant employees of Atlas who are also officers, directors and significant employees of Atlas Group and Atlas Energy are as follows:

Name                             Age     Positions or Office
Charles T. Koval         63     Chairman of the Board and a Director
James R. O'Mara          53     President, Chief Executive Officer and a
                                Director
Bruce M. Wolf            48     General Counsel, Secretary and a Director
James J. Kritzo          62     Vice President of the Land Department
Donald P. Wagner         55     Vice President of Operations
Frank P. Carolas         37     Vice President of Geology
Tony C. Banks            42     Vice President of Finance and Chief Financial
                                Officer
Barbara J. Krasnicki     52     Vice President of Administration
Jacqueline B. Poloka     46     Controller
John A. Ranieri          37     Director of Gas Marketing
Eric D. Koval            32     President of Anthem Securities, Inc.
Joseph R. Sadowski       66     Director

Charles T. Koval. Chairman of the Board and a director. He co-founded Atlas Energy. Mr. Koval is serving and has served as a director of Imperial Harbors since 1980.

James R. O'Mara. President, chief executive officer and a director. Mr. O'Mara joined Atlas Energy in 1975. He is the President of Mercer Gas Gathering, Inc.

Bruce M. Wolf.   General Counsel, Secretary and a director.  Mr. Wolf
joined Atlas Energy in January, 1980. Mr. Wolf is the President of Atlas Gas Marketing, Inc., AIC, Inc., ARD Investments, Inc. and AED Investments, Inc.

James J. Kritzo. Vice President of the Land Department. Mr. Kritzo joined the Land Department of Atlas Energy in 1979.

Donald P. Wagner. Vice President of Operations. Mr. Wagner joined Atlas Energy in 1979.

Frank P. Carolas. Vice President of Geology. Mr. Carolas joined Atlas Energy in 1981.

Tony C. Banks. Vice President of Finance and Chief Financial Officer. Mr. Banks joined Atlas Group in 1995. Prior to Mr. Banks joining Atlas he had been with affiliates of Consolidated Natural Gas Company ("CNG") since 1974. Mr. Banks started as an accounting clerk with CNG's parent company in 1974 and progressed through various positions with CNG's Appalachian producer, northeast gas marketer and southwest producer to his last position as Treasurer of CNG's national energy marketing subsidiary.

Barbara J. Krasnicki. Vice President of Administration, Ms. Krasnicki has been with Atlas Energy since its inception in 1971.
Jacqueline B. Poloka.  Controller.  Ms. Poloka joined Atlas Energy in
1980.

John A. Ranieri. Director of Gas Marketing for Atlas Gas Marketing, Inc. Mr. Ranieri was promoted to Gas Procurement Manager of Columbia Gas of Pennsylvania in 1984 and remained with that organization until joining Atlas in July, 1990.

Eric D. Koval. President of Anthem Securities, Inc. Mr. Koval joined Atlas in 1993 as a production engineer specializing in acquisitions and dispositions. He subsequently moved into the investor relations department in 1994. Mr. Koval is a registered broker-dealer principal, and is the son of Charles Koval.

Joseph R. Sadowski. A director. He co-founded Atlas Energy. Mr. Sadowski has served as a director of Dixon Ticonderoga since 1987.

         ITEM 4.     REMUNERATION OF DIRECTORS AND OFFICERS

The Partnership, as previously stated, has no employees. The following table, however, sets forth all cash compensation paid by Atlas
(which has complete and exclusive discretion and control over the operations and activities of the Partnership) during Atlas' fiscal year ended July 31, 1997, to the three most highly compensated persons who are executive officers or directors and to all executive officers and directors of Atlas as a group, for services in all capacities while acting as executive officers or directors of Atlas:

Name of individual
or identity of          Capacities in which                   Cash
group (3)             remuneration was received(4)      Compenstation(1,2)

James R. O'Mara        President, Chief Executive Officer     $305,300
                       and a Director

Charles T. Koval       Chairman of the Board                  $296,500
                       and a Director

Bruce M. Wolf          General Counsel, Secretary             $217,150
                       and a Director
Executive Officers                                          $1,383,530
as a Group (8 persons)


(1) The amounts indicated were composed of salaries and all cash bonuses for services rendered to Atlas and its affiliates during the last fiscal year, including compensation that would have been paid in cash but for the fact the payment of such compensation was deferred.
(2) Atlas has an "ESOP" retirement plan, described below, and has a 401(K) plan which allowed employees to contribute the lesser of 15% of their compensation or $9,500 for the calendar year 1997 or $9,500 for the calendar year 1996. Atlas contributed an amount equal to 50% and 50% of each employee's contribution for the calendar years July 31, 1997 and 1996, respectively.
(3) There were no stock options granted or exercised during the fiscal year ended July 31, 1997, to the above individuals.
(4) During the fiscal year ended July 31, 1997, each director was paid a director's fee of $12,000 for the year. There are no other arrangements for remuneration of directors.

 ITEM 5. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS As of December 31, 1997, the Partnership had issued and outstanding
991.615 Units. No officer or director of Atlas owns any Units, and no partner beneficially owns more than 10% of the outstanding Units of the Partnership.

Atlas Group owns 100% of the common stock of AIC, Inc. which owns 100% of the common stock of Atlas and Atlas Energy. The following table sets forth, as of December 31, 1997, information as to the beneficial ownership of common stock of Atlas Group by each person known to Atlas Group to own beneficially 5% or more of the outstanding common stock of Atlas Group, by directors and nominees, naming them individually, and by all directors and officers of Atlas Group as a group:

                            Shares of Common     Percent of Class

Charles T. Koval                 109,391               26.445%
Joseph R. Sadowski               109,142               26.384%
James R. O'Mara                   95,164 (1)           23.005%
Bruce M. Wolf                     44,710 (2)           10.808%
   Directors and Officers
   as Group (9 persons)          377,654 (1)(2)        91.344%

Includes 22,164 shares of Atlas Group issuable upon the exercise of stock options held by Mr. O'Mara.
Includes 14,210 shares of Atlas Group issuable upon the exercise of stock options held by Mr. Wolf.

Atlas Group has adopted Atlas Energy's existing Employee Stock
Ownership Plan ("ESOP") for the benefit of its employees, other than Messrs. Koval and Sadowski, to which it will contribute annually approximately 6% of annual compensation in the form of shares of Atlas Group. Atlas Group anticipates that it will contribute approximately 3,000 shares of its stock to the ESOP each year.
Pursuant to agreements entered into between Atlas Group and its shareholders to accommodate the desire of Messrs. Sadowski and Koval to gradually liquidate a majority of their stock ownership in Atlas Group in preparation for their respective retirement from Atlas Group (see below regarding the retirement of Mr. Sadowski) it is anticipated that by the year 2003 the stock ownership of Atlas Group by Messrs. Koval and Sadowski will be reduced through a series of stock redemptions to approximately 15% each. The stock ownership of certain of the remaining officers will be increased to approximately 60%, in the aggregate; and the stock ownership of the ESOP will be approximately 10%.

The stock redemptions require Atlas Group to execute promissory notes, from time to time, in favor of Messrs. Koval and Sadowski, the first of which, in the original principal amount of $4,974,340 each, plus interest at 13.5% were executed by Atlas Energy and were assumed by Atlas Group. These promissory notes are totally subordinated to Atlas Group's obligations to banks, the ESOP and any and all other debts or obligations of Atlas Group, including its indemnification obligations and Atlas' drilling obligation to the Partnership. If Atlas Group defaults on a promissory note, Messrs. Koval and Sadowski are entitled to purchase up to approximately an additional 1,500,000 shares of Atlas Group to regain management control.

In 1990, Messrs. Koval and Sadowski entered into five year employment agreements with Atlas Energy which agreements have been transferred to Atlas Group, renewable for an additional five year term and on an annual basis after the first ten years. Mr. Sadowski, however, retired other than as a director in 1996. The terms and provisions of the employment agreements with Mr. Koval are subject to negotiation at the time of each renewal and currently do not provide for any severance payments. Also, during the terms of the promissory notes Messrs. Koval and Sadowski have the right to serve as directors of Atlas Group and as one of the two trustees of the ESOP.

On November 8, 1990, Atlas Energy entered into a Stock Option Agreement which established a management employee stock option plan to provide incentive compensation for certain of its key employees to acquire up to 47,578 shares of common stock of Atlas Energy. Pursuant to the plan, Messrs. O'Mara and Wolf were granted stock options for 22,164 and 14,210 shares, respectively. The options are 100% vested with an option price of $1.00 per share and may be exercised when the promissory notes to Messrs. Koval and Sadowski have been satisfied and will terminate on August 15, 2012. The issuance of future options will be determined at a later date. The shareholders are also subject to a Shareholders Agreement which provides, among other things, that such shareholders may not transfer their shares in Atlas Group unless the shares have first been offered to Atlas
Group and the other shareholders.

   ITEM 6.     INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Oil and Gas Revenues. The Managing General Partner will be allocated 25% of the oil and gas revenues of the Partnership in return for paying organization and offering costs equal to 15% of the Partnership
Subscription, 14% of tangible costs and contributing all leases to the Partnership.

Leases. The Managing General Partner contributed (at the lower of fair market value or the Managing General Partner's cost of such prospects) 53 undeveloped prospects to the Partnership to drill approximately
44.45 net wells. Atlas received a credit in the amount of $156,420 for these prospects.

Administrative Costs. The Managing General Partner and its affiliates will receive an unaccountable, fixed payment reimbursement for their administrative costs determined by the Managing General Partner to be an amount equal to $75 per well per month, which will be proportionately reduced if less than 100% of the working interest in a
well is acquired.   With respect to the net wells Atlas will receive
$40,005 for the Partnership's first twelve months of operations.

Direct Costs. The Managing General Partner and its affiliates will be reimbursed for all direct costs expended on behalf of the Partnership.

Drilling Contracts. On December 31, 1997, the Partnership entered into a drilling contract with Atlas to drill and complete 44.45 net wells. The Partnership paid Atlas for drilling and completing the Partnership wells an amount equal to $37.39 per foot to the depth of the well at its deepest penetration, which was proportionately reduced if less than
100% of the working interest in a well is acquired.   With respect to
the net wells the total amount received by Atlas was $10,540,928_.
Per Well Charges. As the wells commence production Atlas, as operator, will be reimbursed at actual cost for all direct expenses incurred on behalf of the Partnership and will receive well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. With respect to the net wells Atlas will receive $146,685 for the Partnership's first twelve months of operations. The well supervision fees are proportionately reduced to the extent the Partnership acquires less than 100% of the Working Interest in a well. As operator Atlas charges the Partnership at cost for third party services and materials provided for each well which has been placed in operation.

Transportation and Marketing Fees. The Partnership will pay a combined transportation and marketing charge at a competitive rate, which is currently 29 cents per MCF, to affiliates of Atlas, with respect to natural gas produced by the Partnership.

Dealer-Manager Fees. The Dealer Manager, Anthem Securities, received a 2.5% dealer-manager fee, a 7.5% sales commission and a .5% reimbursment of the Selling Agent's accountable due diligence fees in the amount of $1,024,745. Of this amount the Dealer-Manager reallowed $776,842 to the Selling Agents. The Dealer-Manager will receive no further compensation.

Other Compensation. Atlas or an affiliate will be reimbursed by the Partnership for any loan Atlas or an affiliate may make to or on behalf of the Partnership, and Atlas or the affiliate will have the right to charge a competitive rate of interest on any such loan. If Atlas provides equipment, supplies and other services to the Partnership it may do so at competitive industry rates.

The following discussion relates solely to certain relationships and related transactions with respect to Atlas and does not relate to the Partnership. The following discussion has been included because Atlas has been granted by the Partnership Agreement and the drilling and operating agreement the exclusive right, power and authority to control the operations and activities of the Partnership.
Atlas, its officers, directors and affiliates have in the past invested, and may in the future invest, as participants in oil and gas programs sponsored by Atlas on the same terms as unrelated investors. Atlas, its officers, directors and affiliates have also participated in the past, and may in the future participate, as working interest owners in wells in which Atlas or its oil and gas programs have an interest.  Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors and Atlas Group has loaned to its officers and directors amounts in excess of $60,000 from time to time as necessary for participation in such wells or programs. Prior to
1996, such loans were either non-interest bearing or accrued interest at variable rates, but since 1995 all new loans for such purpose are required to bear interest. Currently no such loans are outstanding.
                              PART II
 ITEM 7.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                  MATTERS
Market Information.    There is no established public trading market
for the Investor General Partner interests or the Limited Partner interests and it is not anticipated that such a market will develop. The Partnership interests may be transferred only in accordance with the provisions of Article 6 of the Partnership Agreement. The principal restrictions on transferability are as follows: (i) the consent of the Managing General Partner is required; and (ii) no transfer may be made which would result in materially adverse tax consequences to the Partnership or the violation of federal or state securities laws.

An assignee may become a substituted Limited Partner or Investor General Partner only upon meeting certain further conditions, which include: (i) the assignor gives the assignee such right; (ii) the Managing General Partner consents to such substitution, which consent shall be in the Managing General Partner's absolute discretion; (iii) the assignee pays to the Partnership all costs and expenses incurred in connection with such substitution; and (iv) the assignee executes and delivers such instruments, in form and substance satisfactory to the Managing General Partner, necessary or desirable to effect such substitution and to confirm the agreement of the assignee to be bound by all terms and provisions of the Partnership Agreement.
A substitute Limited Partner or Investor General Partner is entitled to all rights attributable to full ownership of the assigned Units, including the right to vote.

Holders.     As of December 31, 1997, there were 393 interestholders.

Dividends.   It is not anticipated that the Managing General Partner
will distribute revenues from the sale of production until the summer of 1998. Thereafter, the Managing General Partner will review the accounts of the Partnership at least quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. The Partnership will distribute funds to the Managing General Partner and the Participants allocated to their accounts which the Managing General Partner deems unnecessary to be retained by the Partnership. In no event, however, will funds be advanced or borrowed for purposes of distributions, if the amount of such distributions would exceed the Partnership's accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to such revenues. The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied. Cash distributions from the Partnership to the Managing General Partner may only be made in conjunction with distributions to Participants and only out of funds properly allocated to the Managing General Partner's account.

 ITEM 8.     LEGAL PROCEEDINGS
                        None.

 ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE
                        None.
ITEM 10.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                        None.
ITEM 11.     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
There are no equity securities registered pursuant to Section 12 of the Exchange Act.
ITEM 12.     REPORTS ON FORM 8-K
The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
======================================================================
                            PART F/S
ITEM 13.     FINANCIAL STATEMENTS
The Partnership's Financial Statements for the last fiscal year, together with the opinion of the accountants thereon, are Below

     PART III
ITEM 14.     EXHIBITS
(a)     Exhibits
     EXHIBIT INDEX

Description

4(a) Certificate of Limited Partnership for
Atlas-Energy for the Nineties-Public #6 Ltd.

4(b)
Amended and Restated Certificate and Agreement of Limited Partnership for Atlas-Energy for the Nineties-Public #6 Ltd. dated December 31, 1997

10(a)
Drilling and Operating Agreement with exhibits


23(a)
Consent of McLaughlin & Courson
---------------------------------------------------------------
     SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #6 Ltd.

By:  (Signature and Title):      Atlas Resources, Inc., Managing
General Partner

By   (Signature and Title):
/s/James R. O'Mara, President, Chief Executive Officer and a Director
Date:  March 31, 1998


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):
/s/Charles T. Koval, Chairman of the Board and a Director
Date:  March 31, 1998


By  (Signature and Title):
/s/James R. O'Mara, President, Chief Executive Officer and
  a Director
Date:  March 31, 1998


By  (Signature and Title):
/s/Bruce M. Wolf, General Counsel, Secretary and a Director
Date:  March 31, 1998


By  (Signature and Title):
/s/Tony C. Banks, Vice President of Finance and Chief Financial Officer
Date:  March 31, 1998


     Supplemental information to be Furnished
     With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.


==================================================================

==================================================================
                   AUDITED FINANCIAL STATEMENTS

             ATLAS-ENERGY FOR THE NINETIES-PUBLIC #6 LTD.
                A PENNSYLVANIA LIMITED PARTNERSHIP

        JULY 1, 1997 (DATE OF FORMATION) TO DECEMBER 31, 1997
                           SEE BELOW
==================================================================



EXHIBIT 4(a)
CERTIFICATE OF LIMITED PARTNERSHIP
ATLAS-ENERGY FOR THE NINETIES-PUBLIC #6 LTD.
Filed with the Department  July 1, 1997

Microfilm Number  9749-1712

Entity Number  2763464
Filed with the Department of State on July 1, 1997
Secretary of the COMMONWEALTH

                    CERTIFICATE OF LIMITED PARTNERSHIP
                        DSC8: 1 5-8511 (Rev 90)

In compliance with the requirements of 15 Pa.C.S. 8511 (relating to certificate of limited partnership), the undersigned desiring to form a limited partnership, hereby certifies that:

1. The name of the limited partnership is:
Atlas-Energy for the Nineties-Public #6 Ltd.

2. The (a) address of this
limited partnership's initial registered office in this Commonwealth or (b) name of its commercial registered office provider and the county of venue is:

(a)     311 Rouser Road Moon Township,  Pennsylvania 15108
                                                            Alleghney
        Number and Street city State                  Zip     County
(b)     c/o-'     N/A
          Name of Commercial Registered Office Provider County

For a limited partnership represented by a commercial registered office provider, the county in (b) shall be deemed the county in whichthe limited partnership is located for venue and official publication purposes.

3. The name and business address of each general partner of the partnership is:

Name     Address

Atlas Resources, Inc.     311Rouser Road, Moon Township  Pennsylvania 15108

4. (Check, and if appropriate complete, one of the following):

X-The formation of the limited partnership shall be effective upon filing this Cerii~ficate of Limited Partnership in to I Department of State.

-The formation of the limited partnership shall be effective on- at Date July 1, 1997 Hour:
DSCB:15-8511 (Rev 90)-2

IN TESTIMONY WHEREOF, the undersigned general partner(s) of the limited partnership has (have) executed this Certificate of
Limited Partnership day of (Signature)     /s/J. R. 0 'Mara, President

==========================================================================
EXHIBIT 4(b)

AMENDED AND RESTATED CERTIFICATE
AND
AGREEMENT OF LIMITED PARTNERSHIP
TABLE OF CONTENTS

Section No.          Description     Page
I.     FORMATION
1.01     Formation     1
1.02     Certificate of Limited Partnership     1
1.03     Name, Principal Office and Residence     1
1.04     Purpose     1

II.     DEFINITION OF TERMS
2.01     Definitions     1

III.     SUBSCRIPTIONS AND FURTHER CAPITAL CONTRIBUTIONS
3.01     Designation of Managing General Partner and Participants
3.02     Participants     7
3.03     Subscriptions to the Partnership     7
3.04     Capital Contributions     8
3.05     Payment of Subscriptions     9
3.06     Partnership Funds     9

IV.      CONDUCT OF OPERATIONS
4.01     Acquisition of Leases     10
4.02     Conduct of Operations     11
4.03     General Rights and Obligations of the Participants and
         Restricted and Prohibited Transactions     14
4.04     Designation, Compensation and Removal  of Managing General
         Partner and Removal of Operator     20
4.05     Indemnification and Exoneration     21
4.06     Other Activities     22

V. PARTICIPATION IN COSTS AND REVENUES, CAPITAL ACCOUNTS, ELECTIONS AND DISTRIBUTIONS
5.01     Participation in Costs and Revenues     23
5.02     Capital Accounts and Allocations Thereto     25
5.03     Allocation of Income, Deductions and         Credits     25
5.04     Elections     27
5.05     Distributions     27

VI.     TRANSFER OF INTERESTS
6.01     Transferability     28
6.02     Special Restrictions on Transfers     28
6.03     Right of Managing General Partner to Hypothecate and/or
         Withdraw Its Interests     29
6.04     Repurchase Obligation     29

VII.     DURATION, DISSOLUTION, AND WINDING UP
7.01     Duration     30
7.02     Dissolution and Winding Up     31

VIII.    MISCELLANEOUS PROVISIONS
8.01     Notices     31
8.02     Time     31
8.03     Applicable Law     31
8.04     Agreement in Counterparts     32
8.05     Amendment     32
8.06     Additional Partners     32
8.07     Legal Effect     32
--------------------------------------------------------------------------
     AMENDED AND RESTATED CERTIFICATE AND
     AGREEMENT OF LIMITED PARTNERSHIP
     ATLAS-ENERGY FOR THE NINETIES-PUBLIC #6 LTD.

THIS AMENDED AND RESTATED CERTIFICATE AND AGREEMENT OF LIMITED PARTNERSHIP ("AGREEMENT"), amending and restating the original Certificate of Limited Partnership, is made and entered into as of December 31 , 1997, by and among Atlas Resources, Inc., hereinafter referred to as "Atlas" or the "Managing General Partner", and the remaining parties from time to time signing a Subscription Agreement for Limited Partner Units, such parties hereinafter sometimes referred to as "Limited Partners," or for Investor General Partner Units, such parties hereinafter sometimes referred to as "Investor General Partners".
     ARTICLE I
     FORMATION

1.01. Formation. The parties hereto form a limited partnership pursuant to the Pennsylvania Revised Uniform Limited Partnership Act, upon the terms and conditions set forth herein.

1.02. Certificate of Limited Partnership. This document shall constitute not only the agreement among the parties hereto, but also shall constitute the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership and shall be filed or recorded in such public offices as is required under applicable law or deemed advisable in the discretion of the Managing General Partner. Amendments to the certificate of limited partnership shall be filed or recorded in such public offices as required under applicable law or deemed advisable in the discretion of the Managing General Partner.

1.03. Name, Principal Office and Residence. The name of the Partnership is Atlas-Energy for the Nineties-Public #6 Ltd. The residence of Atlas shall be its principal place of business at 311 Rouser Road, Moon Township, Pennsylvania 15108, which shall also serve as the principal place of business of the Partnership. The residence of each Participant shall be as set forth on the Subscription Agreement executed by each such party. All such addresses shall be subject to change upon notice to the parties. The name and address of the agent for service of process shall be Mr. J.R. O'Mara at Atlas Resources, Inc., 311 Rouser Road, Moon Township, Pennsylvania 15108.

1.04. Purpose. The Partnership shall engage in all phases of the oil and gas business, including, without limitation, exploration for, development and production of oil and gas upon the terms and conditions hereinafter set forth and any other proper purpose under the Pennsylvania Revised Uniform Limited Partnership Act. The Managing General Partner may not, without the affirmative vote of Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription, change the investment and business purpose of the Partnership or cause the Partnership to engage in activities outside the stated business purposes of the Partnership through joint ventures with other entities.

     ARTICLE II

     DEFINITION OF TERMS

2.01. Definitions. As used in this Agreement, the following terms shall have the meanings hereinafter set forth:

1. "Administrative Costs" shall mean all customary and routine expenses incurred by the Sponsor for the conduct of Partnership administration, including: legal, finance, accounting, secretarial, travel, office rent, telephone, data processing and other items of a similar nature. No Administrative Costs charged shall be duplicated under any other category of expense or cost. No portion of the salaries, benefits, compensation or remuneration of controlling persons of Atlas will be reimbursed by the Partnership as Administrative Costs. Controlling persons include directors, executive officers and those holding five percent or more equity interest in the Managing General Partner or a person having power to direct or cause the direction of the Managing General Partner, whether through the ownership of voting securities, by contract, or otherwise.

2. "Administrator" shall mean the official or agency administering the securities laws of a state.

3. "Affiliate" shall mean with respect to a specific person (a) any person directly or indirectly owning, controlling, or holding with power to vote 10 per cent or more of the outstanding voting securities of such specified person; (b) any person 10 per cent or more of whose outstanding voting securities are directly or indirectly owned, controlled, or held with power to vote, by such specified person; (c) any person directly or indirectly controlling, controlled by, or under common control with such specified person; (d) any officer, director, trustee or partner of such specified person; and (e) if such specified person is an officer, director, trustee or partner, any person for which such person acts in any such capacity.

4. "Agreed Subscription" shall mean that amount so designated on the Subscription Agreement executed by the Participant, or, in the case of the Managing General Partner, its subscription under 3.03(b) and its subsections.

5. "Agreement" shall mean this Amended and Restated Certificate and Agreement of Limited Partnership, including all exhibits hereto.

6. "Assessments" shall mean additional amounts of capital which may be mandatorily required of or paid voluntarily by a Participant beyond his subscription commitment.

7. "Atlas" shall mean Atlas Resources, Inc., a Pennsylvania corporation, whose principal executive offices are located at 311 Rouser Road, Moon Township, Pennsylvania 15108.

8. "Atlas Energy" shall mean Atlas Energy Group, Inc., an Ohio corporation, whose principal executive offices are located at 311 Rouser Road, Moon Township, Pennsylvania 15108.

9. "Atlas Group" shall mean The Atlas Group, Inc., a Pennsylvania corporation, whose principal executive offices are located at 311 Rouser Road, Moon Township, Pennsylvania 15108. Atlas
Group was formerly known as AEGH or AEG Holdings, Inc.

10. "Capital Account" or "account" shall mean the account established for each party hereto, maintained as provided in
5.02 and its subsections.

11. "Capital Contribution" shall mean the amount agreed to be contributed to the Partnership by a party pursuant to 3.04 and 3.05 and their subsections.

12. "Carried Interest" shall mean an equity interest in the Partnership issued to a Person without consideration, in the form of cash or tangible property, in an amount proportionately equivalent to that received from the Participants.

13. "Code" shall mean the Internal Revenue Code of 1986, as amended.

14. "Cost", when used with respect to the sale of property to the Partnership, shall mean (a) the sum of the prices paid by the seller to an unaffiliated person for such property, including bonuses; (b) title insurance or examination costs, brokers' commissions, filing fees, recording costs, transfer taxes, if any, and like charges in connection with the acquisition of such property; (c) a pro rata portion of the seller's actual necessary and reasonable expenses for seismic and geophysical services; and (d) rentals and ad valorem taxes paid by the seller with respect to such property to the date of its transfer to the buyer, interest and points actually incurred on funds used to acquire or maintain such property, and such portion of the seller's reasonable, necessary and actual expenses for geological, engineering, drafting, accounting, legal and other like services allocated to the property cost in conformity with generally accepted accounting principles and industry standards, except for expenses in connection with the past drilling of wells which are not producers of sufficient quantities of oil or gas to make commercially reasonable their continued operations, and provided that the expenses enumerated in this subsection (d) hereof shall have been incurred not more than 36 months prior to the purchase by the Partnership. When used with respect to services, "cost" shall mean the reasonable, necessary and actual expense incurred by the seller on behalf of the Partnership in providing such services, determined in accordance with generally accepted accounting principles. As used elsewhere, "cost" shall mean the price paid by the seller in an arm's-length transaction.

15. "Dealer-Manager" shall mean Anthem Securities, Inc., a wholly owned subsidiary of AIC, Inc. and the broker-dealer which will manage the offering and sale of the Units in all states except Minnesota and New Hampshire, and Bryan Funding, Inc., the broker-dealer which will manage the offering and sale of Units in Minnesota and New Hampshire.

16. "Development Well" shall mean a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic
Horizon known to be productive.

17. "Direct Costs" shall mean all actual and necessary costs directly incurred for the benefit of the Partnership and generally attributable to the goods and services provided to the Partnership by parties other than the Sponsor or its Affiliates. Direct Costs shall not include any cost otherwise classified as Organization and Offering Costs, Administrative Costs, Intangible Drilling Costs, Tangible Costs, Operating Costs or costs related to the Leases. Direct Costs may include the cost of services provided by the Sponsor or its Affiliates if such services are provided pursuant to written contracts and in compliance with 4.03(d)(7).

18. "Distribution Interest" shall mean an undivided interest in the assets of the Partnership after payments to creditors of the Partnership or the creation of a reasonable reserve therefor, in the ratio the positive balance of a party's Capital Account bears to the aggregate positive balance of the Capital Accounts of all of the parties determined after taking into account all Capital Account adjustments for the taxable year during which liquidation occurs (other than those made pursuant to liquidating distributions or restoration of deficit Capital
Account balances); provided, however, after the Capital
Accounts of all of the parties have been reduced to zero, such interest in the remaining assets of the Partnership shall equal a party's interest in the related revenues of the Partnership as set forth in 5.01 and its subsections of this Agreement.

19.  "Drilling and Operating Agreement" shall mean the proposed
Drilling and Operating Agreement between Atlas, Atlas Energy or an Affiliate as Operator, and the Partnership as Developer, a copy of the proposed form of which is attached hereto as Exhibit (II).

20. "Exploratory Well" shall mean a well drilled to find commercially productive hydrocarbons in an unproved area, to find a new commercially productive Horizon in a field previously found to be productive of hydrocarbons at another
Horizon, or to significantly extend a known prospect.

21. "Farmout" shall mean an agreement whereby the owner of the leasehold or Working Interest agrees to assign his interest in certain specific acreage to the assignees, retaining some interest such as an Overriding Royalty Interest, an oil and gas payment, offset acreage or other type of interest, subject to the drilling of one or more specific wells or other performance as a condition of the assignment.

22.  "Final Terminating Event" shall mean any one of the following:
(i) the expiration of the fixed term of the Partnership; (ii) the giving of notice to the Participants by the Managing
General Partner of its election to terminate the affairs of the Partnership; (iii) the giving of notice by the Participants to the Managing General Partner of their similar election through the affirmative vote of Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription; or (iv) the termination of the Partnership under 708(b)(1)(A) of the Code or the Partnership ceases to be a going concern.

23. "Horizon" shall mean a zone of a particular formation; that part of a formation of sufficient porosity and permeability to form a petroleum reservoir.

24. "Independent Expert" shall mean a person with no material relationship to the Sponsor or its Affiliates who is qualified and who is in the business of rendering opinions regarding the value of oil and gas properties based upon the evaluation of all pertinent economic, financial, geologic and engineering information available to the Sponsor or its Affiliates.

25. "Initial Closing Date" shall mean the date, on or before the Offering Termination Date, but after the minimum Partnership Subscription has been received, that the Managing General Partner, in its sole discretion, elects for the Partnership to begin business activities, including the drilling of wells. It is anticipated that this date will be December 1, 1997.

26. "Intangible Drilling Costs"or "Non-Capital Expenditures" shall mean those expenditures associated with property acquisition and the drilling and completion of oil and gas wells that under present law are generally accepted as fully deductible currently for federal income tax purposes; and includes all expenditures made with respect to any well prior to the establishment of production in commercial quantities for wages, fuel, repairs, hauling, supplies and other costs and expenses incident to and necessary for the drilling of such well and the preparation thereof for the production of oil or gas, that are currently deductible pursuant to Section 263(c) of the Code and Treasury Reg. Section 1.612-4, which are generally termed "intangible drilling and development costs," including the expense of plugging and abandoning any well prior to a completion attempt.

27. "Interim Closing Date" shall mean such date(s) after the Initial Closing Date of the Partnership, but prior to the Offering Termination Date, that the Managing General Partner, in its sole discretion, applies additional Agreed Subscriptions to additional Partnership activities, including drilling activities.

28. "Investor General Partners" shall mean the persons signing the Subscription Agreement as Investor General Partners and the
Managing General Partner to the extent of any optional subscription under 3.03(b)(2). All Investor General Partners shall be of the same class and have the same rights.

29. "Landowner's Royalty Interest" shall mean an interest in production, or the proceeds therefrom, to be received free and clear of all costs of development, operation, or maintenance, reserved by a landowner upon the creation of an oil and gas Lease.

30. "Leases" shall mean full or partial interests in oil and gas leases, oil and gas mineral rights, fee rights, licenses, concessions, or other rights under which the holder is entitled to explore for and produce oil and/or gas, and further includes any contractual rights to acquire any such interest.

31. "Limited Partners" shall mean the persons signing the Subscription Agreement as Limited Partners, the Managing General Partner to the extent of any optional subscription under 3.03(b)(2), the Investor General Partners upon the conversion of their Investor General Partner Units to Limited Partner interests pursuant to 6.01(c), and any other persons who are admitted to the Partnership as additional or substituted Limited Partners. Except as provided in 3.05(b), with respect to the required additional Capital Contributions of Investor General Partners, all Limited Partners shall be of the same class and have the same rights.

32. "Managing General Partner" shall mean Atlas Resources, Inc. or any Person admitted to the Partnership as a general partner other than as an Investor General Partner pursuant to this Agreement who is designated to exclusively supervise and manage the operations of the Partnership.

33. "Managing General Partner Signature Page" shall mean an execution and subscription instrument in the form attached as Exhibit (I-A) to this Agreement, which is incorporated herein by reference.

34. "Offering Termination Date" shall mean the date after the minimum Partnership Subscription has been received on which the Managing General Partner determines, in its sole discretion, the Partnership's subscription period is closed and the acceptance of subscriptions ceases, which shall not be later than December 31, 1997.

35. "Operating Costs" shall mean expenditures made and costs incurred in producing and marketing oil or gas from completed wells, including, in addition to labor, fuel, repairs, hauling, materials, supplies, utility charges and other costs incident to or therefrom, ad valorem and severance taxes, insurance and casualty loss expense, and compensation to well operators or others for services rendered in conducting such operations. Subject to the foregoing, Operating Costs also include reworking, workover, subsequent equipping and similar expenses relating to any well.

36. "Operator" shall mean Atlas, as operator of Partnership Wells in Pennsylvania, Atlas Energy as operator of Partnership Wells in Ohio and Atlas or an Affiliate as Operator of Partnership
Wells in other areas of the United States.

37. "Organization and Offering Costs" shall mean all costs of organizing and selling the offering including, but not limited to, total underwriting and brokerage discounts and commissions (including fees of the underwriters' attorneys), expenses for printing, engraving, mailing, salaries of employees while engaged in sales activities, charges of transfer agents, registrars, trustees, escrow holders, depositaries, engineers and other experts, expenses of qualification of the sale of the securities under federal and state law, including taxes and fees, accountants' and attorneys' fees and other front-end fees.

38. "Overriding Royalty Interest" shall mean an interest in the oil and gas produced pursuant to a specified oil and gas lease or leases, or the proceeds from the sale thereof, carved out of the working interest, to be received free and clear of all costs of development, operation, or maintenance.

39. "Participants" shall mean the Managing General Partner to the extent of its optional subscription under 3.03(b)(2); the Limited Partners, and the Investor General Partners.

40.  "Partners" shall mean the Managing General Partner, the
Investor General Partners and the Limited Partners.

41. "Partnership" shall mean Atlas-Energy for the Nineties-Public #6 Ltd., the Pennsylvania limited partnership formed pursuant to this Agreement.

42. "Partnership Net Production Revenues" shall mean gross revenues after deduction of the related Operating Costs, Direct Costs, Administrative Costs and all other Partnership costs not specifically allocated.

43. "Partnership Subscription" shall mean the aggregate Agreed Subscriptions of the parties to this Agreement; provided, however, with respect to Participant voting rights under this Agreement, the term "Partnership Subscription" shall be deemed not to include the Managing General Partner's required subscription under 3.03(b)(1).

44. "Partnership Well" shall mean a well, some portion of the revenues from which is received by the Partnership.

45. "Person" shall mean a natural person, partnership, corporation, association, trust or other legal entity.

46. "Program" shall mean one or more limited or general partnerships or other investment vehicles formed, or to be formed, for the primary purpose of exploring for oil, gas and other hydrocarbon substances or investing in or holding any property interests which permit the exploration for or production of hydrocarbons or the receipt of such production or the proceeds thereof.

47. "Prospect" shall mean an area covering lands which are believed by the Managing General Partner to contain subsurface structural or stratigraphic conditions making it susceptible to the accumulations of hydrocarbons in commercially productive quantities at one or more Horizons. The area, which may be different for different Horizons, shall be designated by the Managing General Partner in writing prior to the conduct of Partnership operations and shall be enlarged or contracted from time to time on the basis of subsequently acquired information to define the anticipated limits of the associated hydrocarbon reserves and to include all acreage encompassed therein. A "Prospect" with respect to a particular Horizon may be limited to the minimum area permitted by state law or local practice, whichever is applicable, to protect against drainage from adjacent wells if the well to be drilled by the Partnership is to a Horizon containing Proved Reserves. Subject to the foregoing sentence, with respect to the Clinton/Medina geological formation in Ohio and Pennsylvania "Prospect" shall be deemed the drilling or spacing unit.

48. "Proved Reserves" shall mean the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

(i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

(ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.


(iii) Estimates of proved reserves do not include the following: (a) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (b) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (c) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (d) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

49. "Proved Developed Oil and Gas Reserves" shall mean reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

50. "Proved Undeveloped Reserves" shall mean reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

51. "Roll-Up" shall mean a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Partnership and the issuance of securities of a Roll-Up Entity. Such term does not include: (a) a transaction involving securities of the Partnership that have been listed for at least twelve months on a national exchange or traded through the National Association of Securities
Dealers Automated Quotation National Market System; or (b) a transaction involving the conversion to corporate, trust or association form of only the Partnership if, as a consequence of the transaction, there will be no significant adverse change in any of the following: voting rights; the term of existence of the Partnership; the Managing General Partner's compensation; and the Partnership's investment objectives.

52. "Roll-Up Entity" shall mean a partnership, trust, corporation or other entity that would be created or survive after the successful completion of a proposed roll-up transaction.

53. "Sales Commissions" shall mean all underwriting and brokerage discounts and commissions incurred in the sale of Units in the Partnership payable to registered broker-dealers, excluding the Dealer-Manager fee, the reimbursement for bona fide accountable due diligence expenses and wholesaling fees.

54. "Selling Agents" shall mean those broker-dealers selected by the Dealer-Manager which will participate in the offer and sale of the Units.

55. "Sponsor" shall mean any person directly or indirectly instrumental in organizing, wholly or in part, a program or any person who will manage or is entitled to manage or participate in the management or control of a program. "Sponsor" includes the managing and controlling general partner(s) and any other person who actually controls or selects the person who controls 25% or more of the exploratory, development or producing activities of the program, or any segment thereof, even if that person has not entered into a contract at the time of formation of the program. "Sponsor" does not include wholly independent third parties such as attorneys, accountants, and underwriters whose only compensation is for professional services rendered in connection with the offering of units. Whenever the context so requires, the term "sponsor" shall be deemed to include its affiliates.

56. "Subscription Agreement" shall mean an execution and subscription instrument in the form attached as Exhibit (I-B) to this Agreement, which is incorporated herein by reference.

57. "Tangible Costs"or "Capital Expenditures" shall mean those costs associated with the drilling and completion of oil and gas wells which are generally accepted as capital expenditures pursuant to the provisions of the Internal Revenue Code; and includes all costs of equipment, parts and items of hardware used in drilling and completing a well, and those items necessary to deliver acceptable oil and gas production to purchasers to the extent installed downstream from the wellhead of any well and which are required to be capitalized pursuant to applicable provisions of the Code and regulations promulgated thereunder.

58. "Tax Matters Partner" shall mean the Managing General Partner.

59. "Units" or "Units of Participation" shall mean the Limited
Partner interests and the Investor General Partner interests purchased by Participants in the Partnership under the provisions of 3.03 and its subsections.

60. "Working Interest" shall mean an interest in an oil and gas leasehold which is subject to some portion of the Cost of development, operation, or maintenance.

                           ARTICLE III
         SUBSCRIPTIONS AND FURTHER CAPITAL CONTRIBUTIONS

3.01. Designation of Managing General Partner and Participants. Atlas shall serve as Managing General Partner of the Partnership. Atlas shall further serve as a Participant to the extent of any subscription made by it pursuant to 3.03(b)(2). Limited Partners and Investor General Partners, including Affiliates of the Managing General Partner, shall serve as Participants; and except as provided under the Pennsylvania Revised Uniform Limited Partnership Act, the Limited Partners shall not be bound by the obligations of the Partnership.

3.02.   Participants.

3.02(a). Limited Partner at Formation. Atlas Energy Group, Inc., as Original Limited Partner, has acquired one Unit and has made a Capital Contribution of $100. Upon the admission of Limited Partners and Investor General Partners pursuant to 3.02(c) below, the Partnership shall return to such Original Limited Partner its Capital Contribution and shall reacquire its Unit and such Original Limited Partner shall cease to be a Limited Partner in the Partnership with respect to such Unit.

3.02(b). Offering of Interests. The Partnership is authorized to admit to the Partnership after the receipt of the minimum Partnership Subscription and at or prior to the Offering Termination Date additional Limited Partners and Investor General Partners whose Agreed Subscriptions for Units are accepted by the Managing General Partner if, after the admission of such additional Limited Partners and Investor General Partners, the Agreed Subscriptions of all Limited Partners and Investor General Partners do not exceed the number of Units set forth in 3.03(c)(1). The Managing General Partner may refuse to admit any person as a Limited Partner or Investor General Partner for any reason whatsoever pursuant to 3.03(d).

3.02(c). Admission of Limited Partners and/or Investor General Partners. No action or consent by the Participants shall be required for the admission of additional Limited Partners and Investor General Partners pursuant to 3.02(b). All subscribers' funds shall be held by an independent interest bearing escrow holder and shall not be released to the Partnership until the receipt of the minimum Partnership Subscription in 3.03(c)(2). Thereafter, subscriptions may be paid directly to the Partnership Account.

3.02(d). Minimum Capitalization and Duration of Offering. The offering of Units shall be terminated not later than the earlier of (i) December 31, 1997; or (ii) at such time as Agreed Subscriptions for the maximum Partnership Subscription set forth in 3.03(c)(1) shall have been received and accepted by the Managing General Partner. The offering may be terminated earlier at the option of the Managing General Partner. If at the time of termination Agreed Subscriptions for fewer than 100 Units have been received and accepted, all monies deposited by subscribers shall be promptly returned to them with the interest earned thereon from the date such monies were deposited in escrow through the date of refund.

3.03.  Subscriptions to the Partnership.

3.03(a).  Subscriptions by Participants.

3.03(a)(1). Agreed Subscription. A Participant's Agreed Subscription to the Partnership shall be the amount so designated on his Subscription Agreement.

3.03(a)(2). Subscription Price and Minimum Agreed Subscription. The subscription price of a Unit in the Partnership shall be $10,000, payable as set forth herein. The minimum Agreed Subscription per Participant shall be one Unit ($10,000); however, the Managing General Partner, in its discretion, may accept one-half Unit ($5,000) subscriptions. Larger Agreed Subscriptions shall be accepted in $1,000 increments.

3.03(a)(3).  Effect of Subscription. Execution of a Subscription
Agreement shall serve as an agreement by such Limited Partner or Investor General Partner to be bound by each and every term of this Agreement.

3.03(b).  Subscriptions by Managing General Partner.

3.03(b)(1). Managing General Partner's Required Subscription. The Managing General Partner, as a general partner and not as a Limited Partner or Investor General Partner, shall contribute to the Partnership the Leases which will be drilled by the Partnership on the terms set forth in 4.01(a)(3) and shall pay the costs charged to it pursuant to 5.01(a). Such amounts shall be paid as set forth in 3.05(a).

3.03(b)(2). Managing General Partner's Optional Additional Subscription. In addition to the Managing General Partner's required subscription under 3.03(b)(1), the Managing General Partner may subscribe to up to 10% of the Units on the same basis as a Participant may subscribe to Units under the provisions of 3.03(a) and its subsections, and, subject to the limitations on voting rights set forth in 4.03(c)(1), to that extent shall be deemed a Participant in the Partnership for all purposes under this Agreement. Notwithstanding the foregoing, broker-dealers and the Managing General Partner and its officers and directors and Affiliates shall not be required to pay the Dealer-Manager fee, any Sales Commission or any reimbursement of accountable due diligence expenses.

3.03(b)(3). Effect of and Evidencing Subscription. The Managing General Partner has executed a Managing General Partner Signature Page which evidences the Managing General Partner's required subscription under 3.03(b)(1) and which may be amended to reflect the amount of any optional subscription under 3.03(b)(2). Execution of the Managing General Partner Signature Page serves as an agreement by the Managing General Partner to be bound by each and every term of this Agreement.

3.03(c).  Maximum and Minimum Partnership Subscription.

3.03(c)(1). Maximum Partnership Subscription. The maximum Partnership Subscription excluding the Managing General Partner's required subscription under 3.03(b)(1) may not exceed $8,000,000 (800 Units). However, if subscriptions for all 800 Units being offered are obtained, the Managing General Partner, in its sole discretion, may offer not more than 200 additional Units and increase the maximum aggregate subscriptions with which the Partnership may be funded to not more than 1,000 Units ($10,000,000).

3.03(c)(2). Minimum Partnership Subscription. The minimum Partnership Subscription shall equal at least $1,000,000 (100 Units). The Managing General Partner and its Affiliates may purchase up to 10% of the Partnership Subscription, none of which shall be applied to satisfy the $1,000,000 minimum.

3.03(d). Acceptance of Subscriptions. Acceptance of subscriptions shall be discretionary with Atlas and Atlas may reject any subscription for any reason it deems appropriate. A Participant's subscription to the Partnership and Atlas' acceptance thereof shall be evidenced by the execution of a Subscription Agreement by the Limited Partner or the Investor General Partner and by Atlas. Agreed Subscriptions shall be accepted or rejected by the Partnership within thirty days of their receipt; if rejected, all funds shall be returned to the subscriber immediately. Upon the original sale of Units, the Participants shall be admitted as Partners not later than fifteen days after the release from escrow of Participants' funds to the Partnership, and thereafter Participants shall be admitted into the Partnership not later than the last day of the calendar month in which their Agreed Subscriptions were accepted by the Partnership.

3.04.  Capital Contributions.

3.04(a). Capital Contributions. Each Participant shall make a Capital Contribution to the Partnership equal to the sum of: (i) the Agreed Subscription of such Participant; and (ii) in the case of Investor General Partners, but not the Limited Partners, the additional Capital Contributions required in 3.05(b). Participants shall not be required to restore any deficit balances in their Capital Accounts except as set forth in 5.03(h).


3.04(b).  Additional Managing General Partner Capital Contributions.

3.04(b)(1). Additional Capital Contributions of the Managing General Partner. In addition to any Capital Contribution required of the Managing General Partner as provided in 3.03(b)(1) and any optional Capital Contribution as a Participant as provided in 3.03(b)(2), the Managing General Partner shall further contribute cash sufficient to pay all costs charged to it under this Agreement to the extent such costs exceed: (i) its Capital Contribution pursuant to 3.03(b); and
(ii) its share of undistributed revenues. In any event, the Managing General Partner's aggregate Capital Contributions to the Partnership (including Leases contributed pursuant to 3.03(b)(1)) shall not be less than 16.5% of all Capital Contributions to the Partnership. Any payments by the Managing General Partner in excess of the costs set forth in 3.03(b)(1) shall be used to pay Partnership costs which would otherwise be charged to the Participants. Such Capital Contributions shall be paid by the Managing General Partner at the time such costs are required to be paid by the Partnership, but, in no event, later than December 31, 1998.

Upon liquidation of the Partnership or its interest in the Partnership, the Managing General Partner shall contribute to the Partnership any deficit balance in its Capital Account, determined after taking into account all adjustments for the Partnership's taxable year during which such liquidation occurs (other than adjustments made pursuant to this requirement), by the end of the taxable year in which its interest in the Partnership is liquidated (or, if later, within 90 days after the date of such liquidation), to be paid to creditors of the Partnership or distributed to the other parties hereto in accordance with 7.02 upon liquidation of the Partnership. The Managing General Partner shall maintain a minimum Capital Account balance equal to 1% of total positive Capital Account balances for the Partnership.

3.04(b)(2). Interest for Contributions. The interest of the Managing General Partner in the capital and revenues of the Partnership is in consideration for, and is the only consideration for, its Capital
Contribution to the Partnership.

3.04(c). Limitation on Amount of Required Capital Contributions of Limited Partners. In no event shall a Limited Partner be required to make contributions to the Partnership greater than his required Capital Contribution under 3.04(a).

3.05.  Payment of Subscriptions.

3.05(a). Managing General Partner's Subscriptions. The Managing General Partner shall contribute to the Partnership the Leases pursuant to 3.03(b)(1) and pay the costs charged to it when incurred by the Partnership, subject to 3.04(b)(1). Any optional subscription under 3.03(b)(2) shall be paid by the Managing General Partner in the same manner as provided for the payment of Participant subscriptions under 3.05(b).

3.05(b).  Participant Subscriptions and Additional Capital
Contributions of the Investor General Partners. A Participant shall pay his Agreed Subscription 100% in cash at the time of subscribing. A Participant shall receive interest on his Agreed Subscription up until the Offering Termination Date.

Investor General Partners are obligated to make Capital Contributions to the Partnership when called by the Managing General Partner, in addition to their Agreed Subscriptions, for their pro rata share of any Partnership obligations and liabilities which are recourse to the Investor General Partners and are represented by their ownership of Units prior to the conversion of Investor General Units to Limited Partner interests pursuant to 6.01(c). The failure of an Investor General Partner to timely make a required additional Capital Contribution pursuant to this section results in his personal liability to the other Investor General Partners for the amount in default. The remaining Investor General Partners, pro rata, must pay such defaulting Investor General Partner's share of Partnership liabilities and obligations. In that event, the remaining Investor General Partners shall have a first and preferred lien on the defaulting Investor General Partner's interest in the Partnership to secure payment of the amount in default plus interest at the legal rate; shall be entitled to receive 100% of the defaulting Investor General Partner's cash distributions directly from the Partnership until the amount in default is recovered in full plus interest at the legal rate; and may commence legal action to collect the amount due plus interest at the legal rate.

3.06.  Partnership Funds.

3.06(a). Fiduciary Duty. The Managing General Partner shall have a fiduciary responsibility for the safekeeping and use of all funds and assets of the Partnership, whether or not in the Managing General
Partner's possession or control, and the Managing General Partner shall not employ, or permit another to employ, such funds and assets in any manner except for the exclusive benefit of the Partnership. Neither this Agreement nor any other agreement between the Sponsor and the Partnership shall contractually limit any fiduciary duty owed to the Participants by the Sponsor under applicable law, except as provided in4.01,
 4.02, 4.04, 4.05 and 4.06 of this Agreement.

3.06(b). Special Account After the Receipt of the Minimum Partnership Subscription. Following the receipt of the minimum Partnership
Subscription, the funds of the Partnership shall be held in a separate interest-bearing account maintained for the Partnership and shall not be commingled with funds of any other entity.

3.06(c). Investment. Partnership funds may not be invested in the securities of another person except in the following instances: (1) investments in Working Interests or undivided Lease interests made in the ordinary course of the Partnership's business; (2) temporary investments made as set forth below; (3) multi-tier arrangements meeting the requirements of 4.03(d)(15); (4) investments involving less than 5% of the Partnership Subscription which are a necessary and incidental part of a property acquisition transaction; and (5) investments in entities established solely to limit the Partnership's liabilities associated with the ownership or operation of property or equipment, provided, in such instances duplicative fees and expenses shall be prohibited.

After the Offering Termination Date and until proceeds from the public offering are invested in the Partnership's operations, such proceeds may be temporarily invested in income producing short-term, highly liquid investments, where there is appropriate safety of principal, such as U.S. Treasury Bills.

                               ARTICLE IV
                          CONDUCT OF OPERATIONS

4.01.  Acquisition of Leases.

4.01(a).  Assignment to Partnership.

4.01(a)(1). General. The Managing General Partner shall select, acquire and assign or cause to have assigned to the Partnership full or partial interests in Leases, by any method customary in the oil and gas industry, subject to the terms and conditions set forth below. The Partnership shall acquire only Leases reasonably expected to meet the stated purposes of the Partnership. No Leases shall be acquired for the purpose of a subsequent sale unless the acquisition is made after a well has been drilled to a depth sufficient to indicate that such an acquisition would be in the Partnership's best interest.

4.01(a)(2). Federal and State Leases. The Partnership is authorized to acquire Leases on federal and state lands.

4.01(a)(3). Terms and Obligations. Subject to the provisions of 4.03(d) and its subsections, such acquisitions of Leases or other property may be made under any terms and obligations, including any limitations as to the Horizons to be assigned to the Partnership, and subject to any burdens, as the Managing General Partner deems necessary in its sole discretion. Provided, however, that any Lease acquired from the Managing General Partner, the Operator or their Affiliates shall be credited towards the Managing General Partner's required Capital Contribution set forth in 3.03(b)(1) at the Cost of such Lease, unless the Managing General Partner shall have cause to believe that Cost is materially more than the fair market value of such property, in which case the credit for such contribution will be made at a price not in excess of the fair market value. A determination of fair market value must be supported by an appraisal from an Independent Expert. Such opinion and any associated supporting information must be maintained in the Partnership's records for six years.

To the extent the Partnership does not acquire a full interest in a Lease from the Managing General Partner, the remainder of the interest in such Lease may be held by the Managing General Partner which may either retain and exploit it for its own account or sell or otherwise dispose of all or a part of such remaining interest. Profits from such exploitation and/or disposition shall be for the benefit of the Managing General Partner to the exclusion of the Partnership.

4.01(a)(4). No Breach of Duty. Subject to the provisions of 4.03 and its subsections, acquisition of Leases from the Managing General Partner, the Operator or their Affiliates shall not be considered a breach of any obligation owed by the Managing General Partner, the Operator, or their Affiliates to the Partnership or the Participants.

4.01(b). Overriding Royalty Interests. Neither the Managing General Partner nor any Affiliate shall acquire or retain any Overriding
Royalty Interest on the Lease interests acquired by the Partnership.

4.01(c).  Title and Nominee Arrangements.

4.01(c)(1). Legal Title. Legal title to all Leases acquired by the Partnership shall be held on a permanent basis in the name of the Partnership. However, Partnership properties may be held temporarily in the name of the Managing General Partner, the Operator or their Affiliates or in the name of any nominee designated by the Managing General Partner to facilitate the acquisition of the properties.

4.01(c)(2). Title. The Managing General Partner shall take such steps as are necessary in its best judgment to render title to the Leases to be acquired by the Partnership acceptable for the purposes of the Partnership. No operation shall be commenced on Leases acquired by the Partnership unless the Managing General Partner is satisfied that necessary title requirements have been satisfied. The Managing General Partner shall be free, however, to use its own best judgment in waiving title requirements and shall not be liable to the Partnership or to the other parties for any mistakes of judgment; nor shall the Managing General Partner be deemed to be making any warranties or representations, express or implied, as to the validity or merchantability of the title to the Leases assigned to the Partnership or the extent of the interest covered thereby except as otherwise may be provided in the Drilling and Operating Agreement.

4.02.  Conduct of Operations.

4.02(a). In General. The Managing General Partner shall establish a program of operations for the Partnership. Subject to the limitations contained in Article III of this Agreement concerning the maximum Capital Contribution which can be required of a Limited Partner, the Managing General Partner, the Limited Partners and the Investor General Partners agree to participate in the program so established by the Managing General Partner.

4.02(b). Management. Subject to any restrictions contained in this Agreement, the Managing General Partner shall exercise full control over all operations of the Partnership.

4.02(c).  General Powers of the Managing General Partner.

4.02(c)(1). In General. Subject to the provisions of 4.03 and its subsections, and to any authority which may be granted the Operator under 4.02(c)(3)(b), the Managing General Partner shall have full authority to do all things deemed necessary or desirable by it in the conduct of the business of the Partnership. Without limiting the generality of the foregoing, the Managing General Partner is expressly authorized to engage in:

(i) the making of all determinations of which Leases, wells and operations will be participated in by the Partnership, which Leases are developed and which Leases are abandoned, or at its sole discretion, sold or assigned to other parties, including other investor ventures organized by the Managing General
Partner, the Operator or any of their Affiliates;

(ii) the negotiation and execution on any terms deemed desirable in its sole discretion of any contracts, conveyances, or other instruments, considered useful to the conduct of such operations or the implementation of the powers granted it under this Agreement, including, without limitation, the making of agreements for the conduct of operations or the furnishing of equipment, facilities, supplies and material, services, and personnel and the exercise of any options, elections, or decisions under any such agreements;

(iii) the exercise, on behalf of the Partnership or the parties, in such manner as the Managing General Partner in its sole judgment deems best, of all rights, elections and options granted or imposed by any agreement, statute, rule, regulation, or order;

(iv) the making of all decisions concerning the desirability of payment, and the payment or supervision of the payment, of all delay rentals and shut-in and minimum or advance royalty payments;

(v) the selection of full or part-time employees and outside consultants and contractors and the determination of their compensation and other terms of employment or hiring;

(vi) the maintenance of such insurance for the benefit of the Partnership and the parties as it deems necessary, but, subject to 6.01(c), in no event less in amount or type than the following: (a) worker's compensation insurance in full compliance with the laws of the Commonwealth of Pennsylvania and any other applicable state laws; (b) liability insurance (including automobile) which has a $1,000,000 combined single limit for bodily injury and property damage in any one accident or occurrence and in the aggregate; and (c) such excess liability insurance as to bodily injury and property damage with combined limits of $50,000,000, per occurrence or accident and in the aggregate, which includes $250,000 of seepage, pollution and contamination insurance which protects and defends the insured against property damage or bodily injury claims from third parties (other than a co-owner of the Working Interest) alleging seepage, pollution or contamination damage resulting from an accident. Such excess liability insurance shall be in place and effective no later than the Initial Closing Date and shall continue until the Investor General Partners are converted to Limited Partners, at which time the Partnership shall continue to enjoy the benefit of Atlas' $11,000,000 liability insurance on the same basis as Atlas and its Affiliates, including other Programs in which Atlas serves as Managing General Partner;

(vii) the use of the funds and revenues of the Partnership, and the borrowing on behalf of, and the loan of money to, the Partnership, on any terms it sees fit, for any purpose, including without limitation the conduct or financing, in whole or in part, of the drilling and other activities of the Partnership or the conduct of additional operations, and the repayment of any such borrowings or loans used initially to finance such operations or activities;

(viii) the disposition, hypothecation, sale, exchange, release, surrender, reassignment or abandonment of any or all assets of the Partnership (including, without limitation, the Leases, wells, equipment and production therefrom) provided that the sale of all or substantially all of the assets of the Partnership shall only be made as provided in 4.03(d)(6);

(ix) the formation of any further limited or general partnership, tax partnership, joint venture, or other relationship which it deems desirable with any parties who it, in its sole and absolute discretion, selects, including any of its Affiliates;

(x) the control of any matters affecting the rights and obligations of the Partnership, including the employment of attorneys to advise and otherwise represent the Partnership, the conduct of litigation and other incurring of legal expense, and the settlement of claims and litigation;

(xi) the operation of producing wells drilled on the Leases owned by the Partnership, or on a Prospect which includes any part of the Leases;

(xii) the exercise of the rights granted to it under the power of attorney created pursuant to this Agreement; and

(xiii) the incurring of all costs and the making of all expenditures in any way related to any of the foregoing.

4.02(c)(2). Scope of Powers. The Managing General Partner's powers shall extend to any operation participated in by the Partnership or affecting its Leases, or other property or assets, irrespective of whether or not the Managing General Partner is designated operator of such operation by any outside persons participating therein.

4.02(c)(3).  Delegation of Authority.

4.02(c)(3)(a). In General. The Managing General Partner may subcontract and delegate all or any part of its duties hereunder to any entity chosen by it, including an entity related to it, and such party shall have the same powers in the conduct of such duties as would the Managing General Partner; but such delegation shall not relieve the Managing General Partner of its responsibilities hereunder.

4.02(c)(3)(b). Delegation to Operator. The Managing General Partner is specifically authorized to delegate any or all of its duties to the Operator by executing the Drilling and Operating Agreement, but such delegation shall not relieve the Managing General Partner of its responsibilities hereunder. In no event shall any consideration received for operator services be in excess of the competitive rates or duplicative of any consideration or reimbursements received pursuant to this Agreement. The Managing General Partner may not benefit by interpositioning itself between the Partnership and the actual provider of operator services.

4.02(c)(4).  Related Party Transactions. Subject to the provisions of
4.03 and its subsections, any transaction which the Managing General Partner is authorized to enter into on behalf of the Partnership under the authority granted in this section and its subsections, may be entered into by the Managing General Partner with itself or with any other general partner, the Operator or any of their Affiliates.

4.02(d). Additional Powers. In addition to the powers granted the Managing General Partner under 4.02(c) and its subsections or elsewhere in this Agreement, the Managing General Partner, where specified, shall have the following additional express powers.

4.02(d)(1). Drilling Contracts. Partnership Wells drilled in Pennsylvania and other areas of the Appalachian Basin may be drilled pursuant to the Drilling and Operating Agreement on a per-foot basis with Atlas or its Affiliates based on $37.39 per foot or, with respect to a well which the Partnership elects not to complete, $20.60 per foot. Partnership Wells in other areas of the United States shall be drilled at competitive rates and in no event shall Atlas or its Affiliates, as drilling contractor, receive a per foot rate which is not competitive with the rates charged by unaffiliated contractors in the same geographic region. No turnkey drilling contracts shall be made between the Managing General Partner or its Affiliates and the Partnership. Neither the Managing General Partner nor its Affiliates shall profit by drilling in contravention of its fiduciary obligations to the Partnership. The Managing General Partner may not benefit by interpositioning itself between the Partnership and the actual provider of drilling contractor services.

4.02(d)(2).  Power of Attorney.

4.02(d)(2)(a). In General. Each party hereto hereby makes, constitutes and appoints the Managing General Partner his true and lawful attorney-in-fact for him and in his name, place and stead and for his use and benefit, from time to time:

1. to create, prepare, complete, execute, file, swear to, deliver, endorse and record any and all documents, certificates or other instruments required or necessary to amend this Agreement as authorized under the terms of this Agreement, or to qualify the Partnership as a limited partnership or partnership in commendam and to conduct business under the laws of any jurisdiction in which the Managing General Partner elects to qualify the Partnership or conduct business; and

2. to create, prepare, complete, execute, file, swear to, deliver, endorse and record any and all instruments, assignments, security agreements, financing statements, certificates and other documents as may be necessary from time to time to implement the borrowing powers granted under this Agreement.

4.02(d)(2)(b). Further Action. Each party hereto hereby authorizes such attorney-in-fact to take any further action which such attorney-in-fact shall consider necessary or advisable in connection with any of the foregoing and acknowledges that the power of attorney granted under this section is a special power of attorney coupled with an interest and is irrevocable and shall survive the assignment by a party of the whole or a portion of his interest in the Partnership; except that where such assignment is of such party's entire interest in the Partnership and the purchaser, transferee or assignee thereof, with the consent of the Managing General Partner, is admitted as a successor Limited Partner or Investor General Partner, the power of attorney shall survive the delivery of such assignment for the sole purpose of enabling such attorney-in-fact to execute, acknowledge and file any such agreement, certificate, instrument or document necessary to effect such substitution.

4.02(d)(2)(c). Power of Attorney to Operator. The Managing General Partner is hereby authorized to grant a Power of Attorney to the Operator on behalf of the Partnership.

4.02(e).  Borrowings and Use of Partnership Revenues.

4.02(e)(1). Power to Borrow or Use Partnership Revenues. If additional funds over the Partners' Capital Contributions are needed for Partnership operations, the Managing General Partner may: (i) use Partnership revenues allocable to the accounts of the Partners on whose behalf such Partnership revenues are expended for such purposes; or
(ii) the Managing General Partner and its Affiliates may advance to the Partnership the funds necessary pursuant to 4.03(d)(8)(b) which borrowings (other than credit transactions on open account customary in the industry to obtain goods and services) shall be without recourse to the Investor General Partners and the Limited Partners except as otherwise provided herein. Also, the amount that may be borrowed at any one time (other than credit transactions on open account customary in the industry to obtain goods and services) shall not exceed an amount equal to 5% of the Partnership Subscription. Notwithstanding, the Managing General Partner and it Affiliates shall not be obligated to advance the funds to the Partnership.

4.02(e)(2).  Implementation of Borrowing Provisions.

4.02(e)(2)(a). Indemnification and Hold Harmless. Each party hereto for whose account an interest in Partnership assets is mortgaged, pledged or otherwise encumbered hereby indemnifies and agrees to hold harmless every other party from any loss resulting from such mortgage, pledge or encumbrance, limited to the amount of his agreed Capital Contribution.

4.02(e)(2)(b). Foreclosure. Should a foreclosure of a mortgage, pledge or security interest permitted hereunder occur, any revenues, proceeds and all taxable gain or loss resulting from such foreclosure shall be allocated entirely to the party for whose account such interest was pledged; and such party's interest in the remaining revenues of the Partnership shall be reduced to take into account the foreclosure of the interests foreclosed.

4.02(f). Designation of Tax Matters Partner. Atlas is hereby designated the Tax Matters Partner of the Partnership pursuant to 6231(a)(7) of the Code and is authorized to act in such capacity on behalf of the Partnership and the Participants and to take such action, including settlement or litigation, as it in its sole discretion deems to be in the best interest of the Partnership. Costs incurred by the Tax Matters Partner shall be considered a Direct Cost of the Partnership. The Tax Matters Partner shall notify all Participants of any partnership administrative proceedings commenced by the Internal Revenue Service, and thereafter shall furnish all Participants periodic reports at least quarterly on the status of such proceedings. Each Partner agrees as follows: (1) he will not file the statement described in Section 6224(c)(3)(B) of the Code prohibiting the Managing General Partner as the Tax Matters Partner for the Partnership from entering into a settlement on his behalf with respect to partnership items (as such term is defined in Section 6231(a)(3) of Code) of the Partnership;
(2) he will not form or become and exercise any rights as a member of a group of Partners having a 5% or greater interest in the profits of the Partnership under Section 6223(b)(2) of the Code; and (3) the Managing General Partner is authorized to file a copy of this Agreement (or pertinent portions hereof) with the Internal Revenue Service pursuant to Section 6224(b) of the Code if necessary to perfect the waiver of rights under this Subsection 4.02(f).

4.03.  General Rights and Obligations of the Participants and
Restricted and Prohibited Transactions.

4.03(a)(1). Limited Liability of Limited Partners. Limited Partners shall not be bound by the obligations of the Partnership and shall not be personally liable for any debts of the Partnership or any of the obligations or losses thereof beyond the amount of their agreed Capital Contributions, except to the extent such parties also subscribe to the Partnership as Investor General Partners, or, in the case of Atlas, as Managing General Partner.

4.03(a)(2). No Management Authority of Participants. Participants, as such, shall have no power over the conduct of the affairs of the Partnership; and no Participant, as such, shall take part in the management of the business of the Partnership, or have the power to sign for or to bind the Partnership.

4.03(b).  Reports and Disclosures.
     (1) Commencing with the 1997 calendar year, the Partnership shall provide each Participant an annual report within 120 days after the close of the calendar year, and commencing with the 1998 calendar year, a report within 75 days after the end of the first six months of its calendar year, containing, except as otherwise indicated, at least the information set forth below:
          (a) Audited financial statements of the Partnership, including a balance sheet and statements of income, cash flow and Partners' equity, all of which shall be prepared in accordance with generally accepted accounting principles and accompanied by an auditor's report containing an opinion of an independent public accountant selected by the Managing
General Partner stating that his audit was made in accordance with generally accepted auditing standards and that in his opinion such financial statements present fairly the financial position, results of operations, partners' equity and cash flows in accordance with generally accepted accounting principles. Semiannual reports need not be audited.
          (b) A summary itemization, by type and/or classification of the total fees and compensation including any unaccountable, fixed payment reimbursements for
Administrative Costs and Operating Costs, paid by the Partnership, or indirectly on behalf of the Partnership, to the Managing General Partner, the Operator and their Affiliates. In addition, Participants shall be provided the percentage that the annual unaccountable, fixed fee reimbursement for Administrative Costs bears to annual
Partnership revenues.
          (c) A description of each Prospect in which the Partnership owns an interest, including the cost, location, number of acres under lease and the Working Interest owned therein by the Partnership, except succeeding reports need contain only material changes, if any, regarding such Prospects.

(d) A list of the wells drilled or abandoned by the Partnership during the period of the report (indicating whether each of such wells has or has not been completed), and a statement of the cost of each well completed or abandoned. Justification shall be included for wells abandoned after production has commenced.

(e) A description of all farmins and joint ventures, made during the period of the report, including the Managing
General Partner's justification for the arrangement and a description of the material terms.

(f) A schedule reflecting the total Partnership costs, the costs paid by the Managing General Partner and the costs paid by the Participants, the total Partnership revenues, the revenues received or credited to the Managing General Partner and the revenues received and credited to the Participants and a reconciliation of such expenses and revenues in accordance with the provisions of Article V.

(2) The Partnership shall, by March 15 of each year, prepare, or supervise the preparation of, and transmit to each Partner such information as may be needed to enable such Partner to file his federal income tax return, any required state income tax return and any other reporting or filing requirements imposed by any governmental agency or authority.

(3) Annually, beginning January 1, 1999, a computation of the total oil and gas Proved Reserves of the Partnership and the present worth of such reserves determined using a discount rate of 10%, a constant price for the oil and basing the price of gas upon the existing gas contracts shall be provided to each Participant along with each Participant's interest therein. The reserve computations shall be based upon engineering reports prepared by the Managing General Partner and reviewed by an Independent Expert. There shall also be included an estimate of the time required for the extraction of such reserves and a statement that because of the time period required to extract such reserves the present value of revenues to be obtained in the future is less than if immediately receivable. In addition to the foregoing computation and required estimate, as soon as possible, and in no event more than ninety days after the occurrence of an event leading to reduction of such reserves of the Partnership of 10% or more, excluding reduction as a result of normal production, sales of reserves or product price changes, a computation and estimate shall be sent to each Participant.

(4) The cost of all such reports described in this 4.03(b) shall be paid by the Partnership as Direct Costs.

(5) The Participants and/or their representatives shall be permitted access to all records of the Partnership, after adequate notice, at any reasonable time and may inspect and copy any of them. The Managing General Partner will provide a copy of this Agreement or other documents to the Participants after the Partnership's documents have been filed with the Commonwealth of Pennsylvania upon request. The Managing General Partner shall maintain and preserve during the term of the Partnership and for six years thereafter all accounts, books and other relevant documents, including a record that a Participant meets the suitability standards established in connection with an investment in the Partnership and of fair market value as set forth in 4.01(a)(3). Notwithstanding the foregoing, the Managing General Partner may keep logs, well reports and other drilling and operating data confidential for reasonable periods of time. The Managing General Partner may release information concerning the operations of the Partnership to such sources as are customary in the industry or required by rule, regulation, or order of any regulatory body.

(6) The following provisions apply regarding access to the list of Participants: (a) an alphabetical list of the names, addresses and business telephone numbers of the Participants along with the number of Units held by each of them (the "Participant List") shall be maintained as a part of the books and records of the Partnership and shall be available for inspection by any Participant or its designated agent at the home office of the Partnership upon the request of the Participant; (b) the Participant List shall be updated at least quarterly to reflect changes in the information contained therein; (c) a copy of the Participant List shall be mailed to any Participant requesting the Participant List within ten days of the written request. The copy of the Participant List shall be printed in alphabetical order, on white paper, and in a readily readable type size (in no event smaller than 10-point type). A reasonable charge for copy work shall be charged by the Partnership; (d) the purposes for which a Participant may request a copy of the Participant List include, without limitation, matters relating to Participant's voting rights under this Agreement and the exercise of Participant's rights under the federal proxy laws; and (e) if the Managing General Partner neglects or refuses to exhibit, produce, or mail a copy of the Participant List as requested, the Managing General
Partner shall be liable to any Participant requesting the list for the costs, including attorneys fees, incurred by that Participant for compelling the production of the Participant
List, and for actual damages suffered by any Participant by reason of such refusal or neglect. It shall be a defense that the actual purpose and reason for the requests for inspection or for a copy of the Participant List is to secure the list of Participants or other information for the purpose of selling such list or information or copies thereof, or of using the same for a commercial purpose other than in the interest of the applicant as a Participant relative to the affairs of the Partnership. The Managing General Partner shall require the Participant requesting the Participant List to represent in writing that the list was not requested for a commercial purpose unrelated to the Participant's interest in the Partnership. The remedies provided hereunder to Participants requesting copies of the Participant List are in addition to, and shall not in any way limit, other remedies available to Participants under federal law, or the laws of any state.

(7) Concurrently with their transmittal to Participants, and as required, the Managing General Partner shall file a copy of each report provided for in this 4.03(b) with the Arkansas
Securities Department, the California Commissioner of
Corporations, the Kentucky Department of Financial Institutions, the Virginia State Corporation Commission and with the securities commissions of other states which request the report.

4.03(c). Meetings of Participants. Meetings of the Participants may be called by the Managing General Partner or by Participants whose Agreed Subscriptions equal 10% or more of the Partnership Subscription for any matters for which Participants may vote. Such call for a meeting shall be deemed to have been made upon receipt by the Managing General Partner of a written request from holders of the requisite percentage of Agreed Subscriptions stating the purpose(s) of the meeting. The Managing General Partner shall deposit in the United States mail within fifteen days after the receipt of said request, written notice to all Participants of the meeting and the purpose of such meeting, which shall be held on a date not less than thirty days nor more than sixty days after the date of the mailing of said notice, at a reasonable time and place. Provided, however, that the date for notice of such a meeting may be extended for a period of up to sixty days, if in the opinion of the Managing General Partner such additional time is necessary to permit preparation of proxy or information statements or other documents required to be delivered in connection with such meeting by the Securities and Exchange Commission or other regulatory authorities. Participants shall have the right to vote in person or by proxy at any meetings of the Participants.

4.03(c)(1). Special Voting Rights. At the request of Participants whose Agreed Subscriptions equal 10% or more of the Partnership Subscription, the Managing General Partner shall call for a vote by Participants. Each Unit is entitled to one vote on all matters; each fractional Unit is entitled to that fraction of one vote equal to the fractional interest in the Unit. Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription may, without the concurrence of the Managing General Partner or its Affiliates, vote to:

(a) amend this Agreement; provided however, any such amendment may not increase the duties or liabilities of any Participant or the Managing General Partner or increase or decrease the profit or loss sharing or required Capital Contribution of any Participant or the Managing General Partner without the approval of such Participant or the Managing General Partner.
Furthermore, any such amendment may not affect the classification of Partnership income and loss for federal income tax purposes without the unanimous approval of all Participants;
     (b)     dissolve the Partnership;
     (c) remove the Managing General Partner and elect a new Managing General Partner;
     (d) elect a new Managing General Partner if the Managing General Partner elects to withdraw from the Partnership;
     (e)     remove the Operator and elect a new Operator;
     (f) approve or disapprove the sale of all or substantially all of the assets of the Partnership; and
     (g) cancel any contract for services with the Managing General Partner, or the Operator or their Affiliates, without penalty upon sixty days notice.

With respect to Units owned by the Managing General Partner or its Affiliates, the Managing General Partner and its Affiliates may not vote or consent on the matters set forth in (c) or (e) above, or regarding any transaction between the Partnership and the Managing General Partner or its Affiliates. In determining the requisite percentage in interest of Units necessary to approve any Partnership matter on which the Managing General Partner and its Affiliates may not vote or consent, any Units owned by the Managing General Partner and its Affiliates shall not be included.

4.03(c)(2). Restrictions on Limited Partner Voting Rights. The exercise by the Limited Partners of the rights granted Participants under 4.03(c), except for the special voting rights granted Participants under 4.03(c)(1), shall be subject to the prior legal determination that the grant or exercise of such powers will not adversely affect the limited liability of Limited Partners, unless in the opinion of counsel to the Partnership, such legal determination is not necessary under Pennsylvania law to maintain the limited liability of the Limited Partners. A legal determination under this paragraph may be made either pursuant to an opinion of counsel, such counsel being independent of the Partnership and selected upon the vote of Limited Partners whose Agreed Subscriptions equal a majority of the Agreed Subscriptions held by Limited Partners, or a declaratory judgment issued by a court of competent jurisdiction. The Investor General Partners may exercise the rights granted to the Participants whether or not the Limited Partners can participate in such vote if the Investor General Partners represent the requisite percentage of the Participants necessary to take such action.

4.03(d).  Restricted and Prohibited Transactions.

4.03(d)(1).  Equal Proportionate Interest.   When the Managing General
Partner or an Affiliate, excluding another Program in which the interest of the Managing General Partner or its Affiliates is substantially similar to or less than their interest in the Partnership, sells, transfers or conveys any oil, gas or other mineral interests or property to the Partnership, it must, at the same time, sell to the Partnership an equal proportionate interest in all its other property in the same Prospect. Notwithstanding, a Prospect shall be deemed to consist of the drilling or spacing unit on which such well will be drilled by the Partnership if the geological feature to which such well will be drilled contains Proved Reserves and the drilling or spacing unit protects against drainage. With respect to an oil and gas Prospect located in Ohio and Pennsylvania on which a well will be drilled by the Partnership to test the Clinton/Medina geologic formation a Prospect shall be deemed to consist of the drilling and spacing unit if it meets the test in the preceding sentence. Neither the Managing General Partner nor its Affiliates may drill any well within 1,650 feet of an existing Partnership Well in the Clinton/Medina formation in Pennsylvania or within 1,100 feet of an existing Partnership Well in Ohio within five years of the drilling of the Partnership Well. In the event the Partnership abandons its interest in a well, this restriction will continue for one year following the abandonment.

If the area constituting the Partnership's Prospect is subsequently enlarged to encompass any area wherein the Managing General Partner or an Affiliate, excluding another Program in which the interest of the Managing General Partner or its Affiliates is substantially similar to or less than their interest in the Partnership, owns a separate property interest, such separate property interest or a portion thereof shall be sold, transferred or conveyed to the Partnership as set forth in4.01(a)(3), 4.03(d)(1) and 4.03(d)(2) if the activities of the Partnership were material in establishing the existence of Proved Undeveloped Reserves which are attributable to such separate property interest. Notwithstanding, Prospects in the Clinton/Medina geological formation shall not be enlarged or contracted if the Prospect was limited to the drilling or spacing unit because the well was being drilled to Proved Reserves in the Clinton/Medina geological formation and the drilling or spacing unit protected against drainage.

4.03(d)(2). Transfer of Less than the Managing General Partner's and its Affiliates' Entire Interest. A sale, transfer or a conveyance to the Partnership of less than all of the ownership of the Managing General Partner or an Affiliate, excluding another Program in which the interest of the Managing General Partner or its Affiliates is substantially similar to or less than their interest in the Partnership, in any Prospect shall not be made unless the interest retained by the Managing General Partner or the Affiliate is a proportionate Working Interest, the respective obligations of the Managing General Partner or its Affiliates and the Partnership are substantially the same after the sale of the interest by the Managing General Partner or its Affiliates, and the Managing General Partner's interest in revenues does not exceed the amount proportionate to its retained Working Interest. Neither the Managing General Partner nor any Affiliate will retain any Overriding Royalty Interests or other burdens on an interest sold by it to the Partnership. With respect to its retained interest the Managing General Partner shall not Farmout a Lease for the primary purpose of avoiding payment of its costs relating to drilling the Lease. This section does not prevent the Managing General Partner or its Affiliates from subsequently dealing with their retained interest as they may choose with unaffiliated parties or Affiliated partnerships.

4.03(d)(3). Transfer of Leases to the Managing General Partner. The Managing General Partner and its Affiliates shall not purchase any producing or non-producing oil and gas properties from the Partnership.

4.03(d)(4). Limitations on Activities of the Managing General Partner and its Affiliates on Leases Acquired by the Partnership. During a period of five years from the Offering Termination Date of the Partnership, if the Managing General Partner or any of its Affiliates, excluding another Program in which the interest of the Managing General Partner or its Affiliates is substantially similar to or less than their interest in the Partnership, proposes to acquire an interest, from an unaffiliated person, in a Prospect in which the Partnership possesses an interest or in a Prospect in which the Partnership's interest has been terminated without compensation within one year preceding such proposed acquisition, the following conditions shall apply:

(a) if the Managing General Partner or the Affiliate, excluding another Program in which the interest of the Managing General Partner or its Affiliates is substantially similar to or less than their interest in the Partnership, does not currently own property in the Prospect separately from the Partnership, then neither the Managing General Partner nor the Affiliate shall be permitted to purchase an interest in the Prospect; and

(b) if the Managing General Partner or the Affiliate, excluding another Program in which the interest of the Managing General Partner or its Affiliates is substantially similar to or less than their interest in the Partnership, currently own a proportionate interest in the Prospect separately from the Partnership, then the interest to be acquired shall be divided between the Partnership and the Managing General Partner or the Affiliate in the same proportion as is the other property in the Prospect; provided, however, if cash or financing is not available to the Partnership to enable it to consummate a purchase of the additional interest to which it is entitled, then neither the Managing General Partner nor the Affiliate shall be permitted to purchase any additional interest in the Prospect.

4.03(d)(5). Transfer of Leases Between Affiliated Limited Partnerships. The Partnership shall not purchase properties from or sell properties to any other Affiliated partnership. This prohibition, however, shall not apply to joint ventures among such Affiliated partnerships, provided that the respective obligations and revenue sharing of all parties to the transaction are substantially the same and the compensation arrangement or any other interest or right of either the Managing General Partner or its Affiliates is the same in each Affiliated partnership, or, if different, the aggregate compensation of the Managing General Partner or the Affiliate is reduced to reflect the lower compensation arrangement.

4.03(d)(6). Sale of All Assets. The sale of all or substantially all of the assets of the Partnership (including, without limitation, Leases, wells, equipment and production therefrom) shall be made only with the consent of Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription.

4.03(d)(7). Services. The Managing General Partner and any Affiliate shall not render to the Partnership any oil field, equipage or other services nor sell or lease to the Partnership any equipment or related supplies unless such person is engaged, independently of the Partnership and as an ordinary and ongoing business, in the business of rendering such services or selling or leasing such equipment and supplies to a substantial extent to other persons in the oil and gas industry in addition to the partnerships in which the Managing General Partner or an Affiliate has an interest; and the compensation, price or rental therefor is competitive with the compensation, price or rental of other persons in the area engaged in the business of rendering comparable services or selling or leasing comparable equipment and supplies which could reasonably be made available to the Partnership. If such person is not engaged in such a business then such compensation, price or rental will be the Cost of such services, equipment or supplies to such person or the competitive rate which could be obtained in the area, whichever is less. Any such services for which the Managing General Partner or an Affiliate is to receive compensation other than those described in this Prospectus shall be embodied in a written contract which precisely describes the services to be rendered and all compensation to be paid. Such contracts are cancellable without penalty upon sixty days written notice by Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription.

4.03(d)(8).  Loans.

4.03(d)(8)(a). Loans from the Partnership. No loans or advances shall be made by the Partnership to the Managing General Partner or any Affiliate.

4.03(d)(8)(b). Loans to the Partnership. Neither the Managing General Partner nor any Affiliate shall loan money to the Partnership where the interest to be charged exceeds the Managing General Partner's or the Affiliate's interest cost or where the interest to be charged exceeds that which would be charged to the Partnership (without reference to the Managing General Partner's or the Affiliate's financial abilities or guarantees) by unrelated lenders, on comparable loans for the same purpose, and neither the Managing General Partner nor any Affiliate shall receive points or other financing charges or fees, regardless of the amount, although the actual amount of such charges incurred from third-party lenders may be reimbursed to the Managing General Partner or the Affiliate.

4.03(d)(9).  Farmouts. The Partnership shall not Farmout its Leases.

4.03(d)(10).  Compensating Balances. Neither the Managing General
Partner nor any Affiliate shall use the Partnership's funds as compensating balances for its own benefit.

4.03(d)(11). Future Production. Neither the Managing General Partner nor any Affiliate shall commit the future production of a well developed by the Partnership exclusively for its own benefit.

4.03(d)(12). Marketing Arrangements. All benefits from marketing arrangements or other relationships affecting property of the Managing General Partner or its Affiliates and the Partnership shall be fairly and equitably apportioned according to the respective interests of each in such property. The Managing General Partner shall treat all wells in a geographic area equally concerning to whom and at what price the Partnership's gas will be sold and to whom and at what price the gas of other oil and gas Programs which the Managing General Partner has sponsored or will sponsor will be sold. The Managing General Partner calculates a weighted average selling price for all of the gas sold in a geographic area by taking all money received from the sale of all of the gas sold to its customers in a geographic area and dividing by the volume of all gas sold from the wells in that geographic area. Notwithstanding, the Managing General Partner and its Affiliates are parties to, and contract for, the sale of natural gas with industrial end-users and will continue to enter into such contracts on their own behalf, and the Partnership will not be a party to such contracts. The Managing General Partner and its Affiliates also have a substantial interest in certain pipeline facilities and compression facilities which access interstate pipeline systems, which it is anticipated will be used to transport the Partnership's gas production as well as Affiliated partnership and third-party gas production, and the Partnership will not receive any interest in the Managing General Partner's and its Affiliates' pipeline or gathering system or compression facilities.

4.03(d)(13). Advance Payments. Advance payments by the Partnership to the Managing General Partner and its Affiliates are prohibited, except where advance payments are required to secure the tax benefits of prepaid drilling costs and for a business purpose. These advance payments, if any, shall not include nonrefundable payments for completion costs prior to the time that a decision was made that the well or wells warrant a completion attempt.

4.03(d)(14). No Rebates. No rebates or give-ups may be received by the Managing General Partner or any Affiliate nor may the Managing General Partner or any Affiliate participate in any reciprocal business arrangements which would circumvent these guidelines.

4.03(d)(15). Participation in Other Partnerships. If the Partnership participates in other partnerships or joint ventures (multi-tier arrangements), the terms of any such arrangements shall not result in the circumvention of any of the requirements or prohibitions contained in this Agreement, including the following: (i) there shall be no duplication or increase in organization and offering expenses, the Managing General Partner's compensation, Partnership expenses or other fees and costs; (ii) there shall be no substantive alteration in the fiduciary and contractual relationship between the Managing General Partner and the Participants; and (iii) there shall be no diminishment in the voting rights of the Participants.

4.03(d)(16).  Roll-Up Limitations. In connection with a proposed
Roll-Up, the following shall apply:

(a) An appraisal of all Partnership assets shall be obtained from a competent Independent Expert. If the appraisal will be included in a prospectus used to offer securities of a Roll-Up Entity, the appraisal shall be filed with the Securities and Exchange Commission and the Administrator as an exhibit to the registration statement for the offering. Accordingly, an issuer using the appraisal shall be subject to liability for violation of Section 11 of the Securities Act of 1933 and comparable provisions under state law for any material misrepresentations or material omissions in the appraisal. Partnership assets shall be appraised on a consistent basis. The appraisal shall be based on all relevant information, including current reserve estimates prepared by an independent petroleum consultant, and shall indicate the value of the Partnership's assets as of a date immediately prior to the announcement of the proposed Roll-Up transaction. The appraisal shall assume an orderly liquidation of the Partnership's assets over a twelve month period. The terms of the engagement of the Independent Expert shall clearly state that the engagement is for the benefit of the Partnership and the Participants. A summary of the independent appraisal, indicating all material assumptions underlying the appraisal, shall be included in a report to the Participants in connection with a proposed Roll-Up.

(b) In connection with a proposed Roll-Up, Participants who vote "no" on the proposal shall be offered the choice of:

(1) accepting the securities of the Roll-Up Entity offered in the proposed Roll-Up;

(2) remaining as Participants in the Partnership and preserving their interests therein on the same terms and conditions as existed previously; or

(3) receiving cash in an amount equal to the Participants' pro rata share of the appraised value of the net assets of the Partnership.

(c) The Partnership shall not participate in any proposed Roll-Up which, if approved, would result in the diminishment of any Participant's voting rights under the Roll-Up Entity's chartering agreement. In no event shall the democracy rights of Participants in the Roll-Up Entity be less than those provided for under 4.03(c) and 4.03(c)(1) of this Agreement. If the Roll-Up Entity is a corporation, the democracy rights of Participants shall correspond to the democracy rights provided for in this Agreement to the greatest extent possible.

(d) The Partnership shall not participate in any proposed Roll-Up transaction which includes provisions which would operate to materially impede or frustrate the accumulation of shares by any purchaser of the securities of the Roll-Up Entity (except to the minimum extent necessary to preserve the tax status of the Roll-Up Entity); nor shall the Partnership participate in any proposed Roll-Up transaction which would limit the ability of a Participant to exercise the voting rights of its securities of the Roll-Up Entity on the basis of the number of Units held by that Participant.

(e) The Partnership shall not participate in a Roll-Up in which Participants' rights of access to the records of the Roll-Up
Entity will be less than those provided for under 4.03(b)(5) and 4.03(b)(6) of this Agreement.

(f)     The Partnership shall not participate in any proposed
Roll-Up transaction in which any of the costs of the transaction would be borne by the Partnership if less than 75% in interest of the Participants vote to approve the proposed Roll-Up.

(g) The Partnership shall not participate in a Roll-Up transaction unless the Roll-Up transaction is approved by Participants whose Agreed Subscriptions equal 75% of the Partnership Subscription.

4.03(d)(17). Disclosure of Binding Agreements. Any agreement or arrangement which binds the Partnership must be disclosed in the Prospectus.


4.03(d)(18) Fair and Reasonable.   Neither the Managing General Partner
nor any Affiliate will sell, transfer, or convey any property to or purchase any property from the Partnership, directly or indirectly, except pursuant to transactions that are fair and reasonable, nor take any action with respect to the assets or property of the Partnership which does not primarily benefit the Partnership.

4.04.  Designation, Compensation and Removal of Managing General
Partner and Removal of Operator.

4.04(a).  Managing General Partner.

4.04(a)(1). Term of Service. Atlas shall serve as the Managing General Partner of the Partnership until it is removed pursuant to 4.04(a)(3).

4.04(a)(2). Compensation of Managing General Partner. Charges by the Managing General Partner for goods and services must be fully supportable as to the necessity thereof and the reasonableness of the amount charged. All actual and necessary expenses incurred by the Partnership may be paid out of the Partnership Subscription and out of Partnership revenues.

In addition to the compensation set forth in 4.01(a)(3) and 4.02(d)(1) Atlas, as Managing General Partner, and its Affiliates shall be reimbursed for all Direct Costs and credited pursuant to 5.01(a) for Organization and Offering Costs not exceeding 15% of the Partnership Subscription; provided, however, Direct Costs shall be billed directly to and paid by the Partnership to the extent practicable. In addition, subject to the above paragraph, Atlas shall receive an unaccountable, fixed payment reimbursement for its Administrative Costs of $75 per well per month, which shall be proportionately reduced to the extent the Partnership acquires less than 100% of the Working Interest in the well. The unaccountable, fixed payment reimbursement of $75 per well per month shall not be increased in amount during the term of the Partnership. Further, Atlas, as Managing General Partner, shall not be reimbursed for any additional Partnership Administrative Costs and the unaccountable, fixed payment reimbursement of $75 per well per month shall be the entire payment to reimburse Atlas for the Partnership's Administrative Costs. Finally, Atlas, as Managing General Partner, shall not receive the unaccountable, fixed payment reimbursement of $75 per well per month for plugged or abandoned wells.

Atlas and its Affiliates shall also receive a combined transportation and marketing fee at a competitive rate for transporting and marketing the Partnership's gas.

The Dealer-Manager will receive from the Partnership on each Unit sold to investors, a 2.5% Dealer-Manager fee, a 7.5% Sales Commission and a
 .5% reimbursement of the Selling Agents' bona fide accountable due diligence expenses.

The Managing General Partner and its Affiliates may enter into transactions pursuant to 4.03(d)(7) and shall be entitled to compensation pursuant to such section. In addition, the Managing
General Partner and its Affiliates shall receive compensation as set forth in the Drilling and Operating Agreement.

4.04(a)(3). Removal of Managing General Partner. The Managing General Partner may be removed and a new Managing General Partner or Managing General Partners may be substituted at any time upon sixty days advance written notice to the outgoing Managing General Partner, by the affirmative vote of Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription. Should Participants vote to remove the Managing General Partner from the Partnership, Participants must elect by an affirmative vote of Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription either to terminate, dissolve and wind up the Partnership or to continue as a successor limited partnership under all the terms of this Partnership Agreement, as provided in 7.01(c). If the Participants elect to continue as a successor limited partnership, the Managing General Partner shall not be removed until a substituted Managing General Partner has been selected by an affirmative vote of Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription and installed as such.

In the event the Managing General Partner is removed, the Managing General Partner's interest in the Partnership shall be determined by appraisal by a qualified Independent Expert selected by mutual agreement between the removed Managing General Partner and the incoming Managing General Partner, such appraisal to take into account an appropriate discount, to reflect the risk of recovery of oil and gas reserves, but not less than that utilized in the most recent repurchase offer, if any. The cost of such appraisal shall be borne equally by the removed Managing General Partner and the Partnership. The incoming Managing General Partner shall have the option to purchase 20% of the removed Managing General Partner's interest for the value determined by the Independent Expert.


The method of payment for such interest must be fair and must protect the solvency and liquidity of the Partnership. Where the termination is voluntary, the method of payment shall be a non-interest bearing unsecured promissory note with principal payable, if at all, from distributions which the Managing General Partner otherwise would have received under the Partnership Agreement had the Managing General Partner not been terminated. Where the termination is involuntary, the method of payment shall be an interest bearing promissory note coming due in no less than five years with equal installments each year. The interest rate shall be that charged on comparable loans. The removed Managing General Partner, at the time of its removal shall cause, to the extent it is legally possible, its successor to be transferred or assigned all its rights, obligations and interests as Managing General Partner of the Partnership in contracts entered into by it on behalf of the Partnership. In any event, the removed Managing General Partner shall cause its rights, obligations and interests as Managing General Partner of the Partnership in any such contract to terminate at the time of its removal. Notwithstanding any other provision in this Agreement, the Partnership or the successor Managing General Partner shall not be a party to any gas purchase agreement that Atlas or its Affiliates enters into with a third party and shall not have any rights pursuant to such gas purchase agreement. Further, the Partnership or the successor Managing General Partner shall not receive any interest in Atlas' and its Affiliates' pipeline or gathering system or compression facilities.

At any time commencing ten years after the Offering Termination Date of the Partnership and the Partnership's primary drilling activities, the Managing General Partner may voluntarily withdraw as Managing General Partner upon giving 120 days' written notice of withdrawal to the Participants and its interest in the Partnership shall be determined as provided above with respect to removal. Such interest shall be distributed to the Managing General Partner as described above with respect to voluntary removal, subject to the option of any successor Managing General Partner to purchase 20% of such interest at the value determined as described above with respect to removal.

The Managing General Partner has the right at any time to withdraw a property interest held by the Partnership in the form of a Working Interest in the Partnership Wells equal to or less than its respective interest in the revenues of the Partnership pursuant to the conditions set forth in 6.03. The Managing General Partner shall fully indemnify the Partnership against any additional expenses which may result from a partial withdrawal of its interests and such withdrawal may not result in a greater amount of Direct Costs or Administrative Costs being allocated to the Participants. The expenses of withdrawing shall be borne by the withdrawing Managing General Partner.

4.04(a)(4). Removal of Operator. The Operator may be removed and a new Operator may be substituted at any time upon 60 days advance written notice to the outgoing Operator by the Managing General Partner acting on behalf of the Partnership upon the affirmative vote of Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription. The Operator shall not be removed until a substituted Operator has been selected by an affirmative vote of Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription and installed as such.

4.05.  Indemnification and Exoneration.

4.05(a). General Standards. The Managing General Partner, the Operator and their Affiliates shall have no liability whatsoever to the Partnership or to any Participant for any loss suffered by the Partnership or Participants which arises out of any action or inaction of the Managing General Partner, the Operator or their Affiliates if the Managing General Partner, the Operator and their Affiliates, determined in good faith that such course of conduct was in the best interest of the Partnership, the Managing General Partner, the Operator and their Affiliates were acting on behalf of or performing services for the Partnership and such course of conduct did not constitute negligence or misconduct of the Managing General Partner, the Operator or their Affiliates.

The Managing General Partner, the Operator and their Affiliates shall be indemnified by the Partnership against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with the Partnership, provided that the Managing General Partner, the Operator and their Affiliates determined in good faith that the course of conduct which caused the loss or liability was in the best interest of the Partnership, the Managing General Partner, the Operator and their Affiliates were acting on behalf of or performing services for the Partnership and such course of conduct was not the result of negligence or misconduct of the Managing General Partner, the Operator or their Affiliates.

Provided, however, payments arising from such indemnification or agreement to hold harmless are recoverable only out of the tangible net assets of the Partnership, including any insurance proceeds.

Notwithstanding anything to the contrary contained in the above, the Managing General Partner, the Operator and their Affiliates and any person acting as a broker-dealer shall not be indemnified for any losses, liabilities or expenses arising from or out of an alleged violation of federal or state securities laws by such party unless (1) there has been a successful adjudication on the merits of each count involving alleged securities law violations as to the particular indemnitee; (2) such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to the particular indemnitee, or (3) a court of competent jurisdiction approves a settlement of the claims against a particular indemnitee and finds that indemnification of the settlement and the related costs should be made, and the court considering the request for indemnification has been advised of the position of the Securities and Exchange Commission, the Massachusetts Securities Division, and the position of any state securities regulatory authority in which plaintiffs claim they were offered or sold Partnership Units, with respect to the issue of indemnification for violation of securities laws.

The advancement of Partnership funds to the Managing General Partner or its Affiliates for legal expenses and other costs incurred as a result of any legal action for which indemnification is being sought is permissible only if the Partnership has adequate funds available and the following conditions are satisfied: (1) the legal action relates to acts or omissions with respect to the performance of duties or services on behalf of the Partnership; (2) the legal action is initiated by a third party who is not a Participant, or the legal action is initiated by a Participant and a court of competent jurisdiction specifically approves such advancement; and (3) the Managing General Partner or its Affiliates undertake to repay the advanced funds to the Partnership, together with the applicable legal rate of interest thereon, in cases in which such party is found not to be entitled to indemnification.

The Partnership shall not bear the cost of that portion of insurance which insures the Managing General Partner, the Operator or their Affiliates for any liability for which the Managing General Partner, the Operator or their Affiliates could not be indemnified pursuant to the first two paragraphs of this .05(a).

4.05(b). Liability of Partners. Pursuant to the Pennsylvania Revised Uniform Limited Partnership Act the Investor General Partners are liable jointly and severally for all liabilities and obligations of the Partnership. Notwithstanding the foregoing, as among themselves, the Investor General Partners hereby agree that each shall be solely and individually responsible only for his pro rata share of the liabilities and obligations of the Partnership. In addition, Atlas and Atlas Group agree to use their corporate assets and not the assets of the Partnership to indemnify each of the Investor General Partners against all Partnership related liabilities which exceed such Investor General Partner's interest in the undistributed net assets of the Partnership and insurance proceeds, if any. Further, Atlas and Atlas Group agree to indemnify each Investor General Partner against any personal liability as a result of the unauthorized acts of another Investor General Partner. Upon such indemnification by Atlas and Atlas Group, each Investor General Partner who has been indemnified shall and does hereby transfer and subrogate his rights for contribution from or against any other Investor General Partner to Atlas and/or Atlas Group.

4.05(c). Order of Payment. Claims shall be paid first out of any insurance proceeds, next out of the assets and revenues of the Partnership, and finally by the Managing General Partner as provided in 3.05(b) and 4.05(b). No Limited Partner shall be required to reimburse the Managing General Partner, the Operator or their Affiliates or the Investor General Partners for any liability in excess of his agreed Capital Contribution, except for a liability resulting from such Limited Partner's unauthorized participation in Partnership management, or from some other breach by such Limited Partner of this Agreement.

4.05(d). Authorized Transactions. No transaction entered into or action taken by the Partnership or the Managing General Partner, the Operator or their Affiliates, which is authorized by this Agreement to be entered into or taken with such party shall be deemed a breach of any obligation owed by the Managing General Partner, the Operator or their Affiliates to the Partnership or the Participants.

4.06. Other Activities. The Managing General Partner, the Operator and their Affiliates are now engaged, and will engage in the future, for their own account and for the account of others, including other investors, in all aspects of the oil and gas business, including, without limitation, the evaluation, acquisition and sale of producing and nonproducing Leases, and the exploration for and production of oil, gas, and other minerals. The Managing General Partner is required to devote only so much of its time as is necessary to manage the affairs of the Partnership. Except as expressly provided to the contrary in this Agreement, and subject to fiduciary duties, such parties may continue such activities, or initiate further such activities, individually, jointly with others, or as a part of any other limited or general partnership, tax partnership, joint venture, or other entity or activity to which they are or may become a party, in any locale and in the same fields, areas of operation or prospects in which the Partnership may likewise be active; may reserve partial interests in Leases being assigned to the Partnership or any other interests not expressly prohibited by this Agreement; may deal with the Partnership as independent parties or through any other entity in which they may be interested; may conduct business with the Partnership as set forth herein; may participate in such other investor operations, as investors or otherwise; and shall not be required to permit the Partnership or the Participants to participate in any such operations in which they may be interested or share in any profits or other benefits therefrom. However, except as otherwise provided herein, the Managing General Partner and any of its Affiliates may pursue business opportunities that are consistent with the Partnership's investment objectives for their own account only after they have determined that such opportunity either cannot be pursued by the Partnership because of insufficient funds or because it is not appropriate for the Partnership under the existing circumstances. Atlas or its Affiliates may manage multiple programs simultaneously. Notwithstanding any other provision in this Agreement, the Partnership shall not be a party to any gas supply agreement that Atlas or its Affiliates enters into with a third party and shall not have any rights pursuant to such gas supply agreement. Further, the Partnership shall not receive any interest in Atlas' and its Affiliates' pipeline or gathering system or compression facilities.

                            ARTICLE V
                PARTICIPATION IN COSTS AND REVENUES,
            CAPITAL ACCOUNTS, ELECTIONS AND DISTRIBUTIONS

5.01. Participation in Costs and Revenues. Except as otherwise provided in this Agreement, costs and revenues shall be charged and credited to the Managing General Partner and the Participants as set forth in this 5.01 and its subsections.

5.01(a).  Costs. Costs shall be charged as follows:

(1) Organization and Offering Costs shall be charged 100% to the Managing General Partner. For purposes of sharing in revenues, pursuant to 5.01(b)(4), the Managing General Partner shall be credited with Organization and Offering Costs up to and including 15% of the Partnership Subscription which were paid by the Managing General Partner. Notwithstanding, Organization and Offering Costs in excess of 15% of the Partnership Subscription shall be charged 100% to the Managing General Partner without recourse to the Partnership and the Managing General Partner shall not be credited with such amounts towards its required Capital Contribution.

(2) Intangible Drilling Costs shall be charged 100% to the Participants.

(3) Tangible Costs shall be charged 14% to the Managing General Partner and 86% to the Participants.

(4) Operating Costs, Direct Costs, Administrative Costs and all other Partnership costs not specifically allocated shall be charged 75% to the Participants and 25% to the Managing General Partner. Provided, however, in the event a portion of the Managing General Partner's Partnership Net Production Revenues are subordinated pursuant to 5.01(b)(4), all such Operating
Costs, Direct Costs, Administrative Costs and all other
Partnership costs not specifically allocated shall be charged between the Managing General Partner and the Participants in the same ratio as the related production revenues are being credited.

Intangible Drilling Costs and the Participants' share of Tangible Costs of a well or wells to be drilled and completed with the proceeds of a Partnership closing shall be charged 100% to the Participants who are admitted to the Partnership in such closing and shall not be reallocated to take into account other Partnership closings. Although the proceeds of each Partnership closing will be used to pay the costs of drilling different wells, each Participant will pay the same amount of such costs regardless of when he subscribes.

5.01(b). Revenues. Revenues of the Partnership from all sources and wells shall be commingled and credited as follows:

(1) If the Partners' Capital Accounts are adjusted to reflect the simulated depletion of an oil or gas property of the Partnership, the portion of the total amount realized by the Partnership upon the taxable disposition of such property that represents recovery of its simulated tax basis therein shall be allocated to the Partners in the same proportion as the aggregate adjusted tax basis of such property was allocated to such Partners (or their predecessors in interest). If the Partners' Capital Accounts are adjusted to reflect the actual depletion of an oil or gas property of the Partnership, the portion of the total amount realized by the Partnership upon the taxable disposition of such property that equals the Partners' aggregate remaining adjusted tax basis therein shall be allocated to the Partners in proportion to their respective remaining adjusted tax bases in such property. Thereafter, any excess shall be allocated to Atlas in an amount equal to the difference between the fair market value of the Lease at the time it was contributed to the Partnership and its simulated or actual adjusted tax basis at such time. Finally, any excess shall be credited to the parties in accordance with the sharing ratios provided in (4), below. In the event of a sale of developed oil and gas properties with equipment thereon, the Managing General Partner may make any reasonable allocation of proceeds between the equipment and the Leases.

(2) Interest earned on Agreed Subscriptions before the Offering Termination Date pursuant to 3.05(b) shall be credited to the accounts of the respective subscribers who paid such subscriptions to the Partnership and paid approximately eight weeks after the Offering Termination Date. After the Offering Termination Date and until proceeds from the offering are invested in the Partnership's oil and gas operations, any interest income from temporary investments shall be allocated pro rata to the Participants providing such Agreed
Subscriptions. All other interest income, including interest earned on the deposit of production revenues, shall be credited as provided in (4), below.

(3) Proceeds from the sale or disposition of equipment shall be credited to the parties charged with the costs of such equipment in the ratio in which such costs were charged.

(4) All other revenues of the Partnership shall be credited 75% to the Participants and 25% to the Managing General Partner. Notwithstanding, the Managing General Partner shall subordinate a part of its Partnership production revenues in an amount up to 10% of the Partnership's Net Production Revenues (which are net of the related costs as provided in 5.01(a)(4)), to the receipt by Participants of cash distributions from the Partnership equal to 10% of their Agreed Subscriptions in each of the first five twelve-month periods of Partnership operations commencing with the first distribution of revenues to the Participants. In this regard, however, the Managing General Partner shall not subordinate an amount greater than 10% of the Partnership's production revenues net of the related costs as provided in 5.01(a)(4) in any such distribution period. The subordination shall be determined by:

(i) carrying forward to subsequent twelve-month periods the amount, if any, by which cumulative cash distributions to Participants (including any subordination payments) are less than 10% of Participants' Agreed Subscriptions in the first twelve-month period, 20% of Participants' Agreed
Subscriptions in the second twelve-month period, 30% of Participants' Agreed Subscriptions in the third twelve-month period, or 40% of Participants' Agreed Subscriptions in the fourth twelve-month period (no carry forward is required if such distributions are less than 50% of Participants' Agreed Subscriptions in the fifth twelve-month period because the Managing General Partner's subordination obligation terminates upon the expiration of the fifth twelve-month period) ; and

(ii) reimbursing the Managing General Partner for any previous subordination payments to the extent cumulative cash distributions to Participants (including any subordination payments) would exceed 10% of Participants' Agreed Subscriptions in the first twelve-month period, 20% of Participants' Agreed Subscriptions in the second twelve-month period, 30% of Participants' Agreed Subscriptions in the third twelve-month period, 40% of Participants' Agreed Subscriptions in the fourth twelve-month period, or 50% of Participants' Agreed Subscriptions in the fifth twelve-month period.

The Managing General Partner's subordination obligation shall be determined and paid at the time of each Partnership distribution during the subordination period, and may be prorated in the Managing General Partner's discretion (e.g. in the case of a quarterly distribution, the Managing General Partner will not have any subordination obligation if the distributions to Participants equal 2.5% or more of their Agreed Subscriptions assuming there is no subordination owed for any preceding periods). The Managing General Partner shall not be required to return Partnership distributions previously received by it, even though a subordination obligation arises subsequent to such distributions, and no subordination payments to Participants or reimbursements to the Managing General Partner shall be made after the expiration of the fifth twelve-month subordination period. Subject to the foregoing provisions of this 5.01(b)(4), only Partnership revenues in the current distribution period shall be debited or credited to the Managing General Partner as may be necessary to provide, to the extent possible, such distributions to the Participants and reimbursements to the Managing General Partner.

The revenues from all Partnership wells will be commingled, so regardless of when a Participant subscribes he will share in the revenues from all wells on the same basis as the other Participants.

5.01(c).  Allocations.

5.01(c)(1). Allocations among Participants. Except as provided otherwise in this Agreement, costs and revenues shared or credited to the Participants as a group shall be allocated among the Participants (including the Managing General Partner to the extent of any optional subscription pursuant to 3.03(b)(2)) in the ratio of their respective Agreed Subscriptions.

5.01(c)(2). Costs and Revenues Not Directly Allocable to a Partnership Well. Costs and revenues not directly allocable to a particular Partnership Well or additional operation shall be allocated among the Partnership Wells or additional operations in any manner the Managing General Partner in its reasonable discretion, shall select, and shall then be charged or credited in the same manner as costs or revenues directly applicable to such Partnership Well or additional operation are being charged or credited.

5.01(c)(3). Discretion in Making Allocations. In determining the proper method of allocating charges or credits among the parties, or in making any other allocations hereunder, the Managing General Partner may adopt any method of allocation which it, in its reasonable discretion, selects, if, in its sole discretion based on advice from its legal counsel or accountants, a revision to such allocations is required for such allocations to be recognized for federal income tax purposes either because of the promulgation of Treasury Regulations or other developments in the tax law. Any new allocation provisions shall be provided by an amendment to this Agreement and shall be made in a manner that would result in the most favorable aggregate consequences to the Participants as nearly as possible consistent with the original allocations described herein.

5.02.  Capital Accounts and Allocations Thereto.

5.02(a). Capital Accounts. A single, separate Capital Account shall be established for each party to this Agreement, regardless of the number of interests owned by such party, the class of the interests and the time or manner in which such interests were acquired.

5.02(b). Charges and Credits. Except as otherwise provided in this Agreement, the Capital Account of each party shall be determined and maintained in accordance with Treas. Reg. 1.704-l(b)(2)(iv) and shall be increased by: (i) the amount of money contributed by him to the Partnership; (ii) the fair market value of property contributed by him (without regard to7701(g) of the Code) to the Partnership (net of liabilities secured by the contributed property that the Partnership is considered to assume or take subject to under 752 of the Code); and
(iii) allocations to him of Partnership income and gain (or items thereof), including income and gain exempt from tax and income and gain described in Treas. Reg. 1.704-l(b)(2)(iv)(g), but excluding income and gain described in Treas. Reg. 1.704-l(b)(4)(i); and shall be decreased by (iv) the amount of money distributed to him by the Partnership; (v) the fair market value of property distributed to him (without regard to 7701(g) of the Code) by the Partnership (net of liabilities secured by the distributed property that he is considered to assume or take subject to under 752 of the Code); (vi) allocations to him of Partnership expenditures described in 705(a)(2)(B) of the Code; and (vii) allocations to him of Partnership loss and deduction (or items thereof), including loss and deduction described in Treas. Reg. 1.704-l(b)(2)(iv)(g), but excluding items described in (vi)
above, and loss or deduction described in Treas. Reg. 1.704-l(b)(4)(i) or (iii). If Treas. Reg. 1.704-l(b)(2)(iv)fails to provide guidance, Capital Account adjustments shall be made in a manner that: (i) maintains equality between the aggregate governing Capital Accounts of the Partners and the amount of Partnership capital reflected on the Partnership's balance sheet, as computed for book purposes; (ii) is consistent with the underlying economic arrangement of the Partners; and (iii) is based, wherever practicable, on federal tax accounting principles.

5.02(c). Payments to the Managing General Partner. The Capital Account of the Managing General Partner shall be reduced by payments to it pursuant to 4.04(a)(2) only to the extent of the Managing General Partner's distributive share of any Partnership deduction, loss, or other downward Capital Account adjustment resulting from such payments.

5.02(d). Discretion of Managing General Partner. Notwithstanding any other provisions of this Agreement, the method of maintaining Capital Accounts may be changed from time to time, in the discretion of the Managing General Partner, to take into consideration 704 and other provisions of the Code and such rules, regulations and interpretations relating thereto as may exist from time to time.

5.02(e). Revaluations of Property. In the discretion of the Managing General Partner the Capital Accounts of the Partners may be increased or decreased to reflect a revaluation of Partnership property, including intangible assets such as goodwill, (on a property-by-property basis except as otherwise permitted under 704(c) of the Code and the regulations thereunder) on the Partnership's books, in accordance with Treas. Reg. 1.704-l(b)(2)(iv)(f).

5.02(f). Amount of Book Items. In cases where 704(c) of the Code or 5.02(e) applies, Capital Accounts shall be adjusted in accordance with Treas. Reg. 1.704-l(b)(2)(iv)(g) for allocations of depreciation, depletion, amortization and gain and loss, as computed for book purposes, with respect to such property.

5.03.  Allocation of Income, Deductions and Credits.

5.03(a). In General. To the extent permitted by law and except as otherwise provided in this Agreement, all deductions and credits, including, but not limited to, intangible drilling and development costs and depreciation, shall be allocated to the party who has been charged with the expenditure giving rise to such deductions and credits; and to the extent permitted by law, such parties shall be entitled to such deductions and credits in computing taxable income or tax liabilities to the exclusion of any other party. Except as otherwise provided in this Agreement, all items of income and gain, including gain on disposition of assets, shall be allocated in accordance with the related revenue allocations set forth in 5.01(b) and its subsections.

5.03(b). Tax Basis. Subject to 704(c) of the Code, the tax basis of each oil and gas property for computation of cost depletion and gain or loss on disposition shall be allocated and reallocated when necessary based upon the capital interest in the Partnership as to such property and the capital interest in the Partnership for such purpose as to each property shall be considered to be owned by the parties hereto in the ratio in which the expenditure giving rise to the tax basis of such property has been charged as of the end of the year.

5.03(c). Gain or Loss on Oil and Gas Properties. Each party shall separately compute its gain or loss on the disposition of each oil and gas property in accordance with the provisions of 613A(c)(7)D) of the Code, and the calculation of such gain or loss shall consider the party's adjusted basis in his property interest computed as provided in 5.03(b) and the party's allocable share of the amount realized from the disposition of the property.

5.03(d). Gain on Depreciable Property. Gain from each sale or other disposition of depreciable property shall be allocated to each party whose share of the proceeds from such sale or other disposition exceeds its contribution to the adjusted basis of the property in the ratio that such excess bears to the sum of the excesses of all parties having such an excess.

5.03(e). Loss on Depreciable Property. Loss from each sale, abandonment or other disposition of depreciable property shall be allocated to each party whose contribution to the adjusted basis of the property exceeds its share of the proceeds from such sale, abandonment or other disposition in the proportion that such excess bears to the sum of the excesses of all parties having such an excess.

5.03(f). Recapture. Any recapture treated as an increase in ordinary income by reason of 1245, 1250, or 1254 of the Code shall be allocated to the parties in the amounts in which such recaptured items were previously allocated to them; provided that to the extent recapture allocated to any party is in excess of such party's gain from the disposition of the property, such excess shall be allocated to the other parties but only to the extent of such other parties' gain from the disposition of the property.

5.03(g). Tax Credits. If a Partnership expenditure (whether or not deductible) that gives rise to a tax credit in a Partnership taxable year also gives rise to valid allocations of Partnership loss or deduction (or other downward Capital Account adjustments) for such year, then the Partners' interests in the Partnership with respect to such credit (or the cost giving rise thereto) shall be in the same proportion as such Partners' respective distributive shares of such loss or deduction (and adjustments). Identical principles shall apply in determining the Partners' interests in the Partnership with respect to tax credits that arise from receipts of the Partnership (whether or not taxable).

5.03(h). Deficit Capital Accounts and Qualified Income Offset. Notwithstanding any provisions of this Agreement to the contrary, an allocation of loss or deduction which would result in a Partner having a deficit Capital Account balance as of the end of the taxable year to which such allocation relates, if charged to such Partner, (to the extent such Partner is not required to restore such deficit to the Partnership), taking into account: (i) adjustments that, as of the end of such year, reasonably are expected to be made to such Partner's Capital Account for depletion allowances with respect to the Partnership's oil and gas properties; (ii) allocations of loss and deduction that, as of the end of such year, reasonably are expected to be made to such Partner pursuant to 704(e)(2) and 706(d) of the Code and Treas. Reg. 1.751-1(b)(2)(ii); and (iii) distributions that, as of the end of such year, reasonably are expected to be made to such Partner to the extent they exceed offsetting increases to such Partner's Capital Account (assuming for this purpose that the fair market value of Partnership property equals its adjusted tax basis) that reasonably are expected to occur during (or prior to) the Partnership taxable years in which such distributions reasonably are expected to be made, shall be charged to the Managing General Partner; provided further, the Managing General Partner shall be credited with an additional amount of Partnership income or gain equal to the amount of such loss or deduction as quickly as possible (to the extent such chargeback does not cause or increase deficit balances in the Partners' Capital Accounts which are not required to be restored to the Partnership). Notwithstanding any provisions of this Agreement to the contrary, if such Partner unexpectedly receives an adjustment, allocation, or distribution described in (i), (ii), or (iii) above, or any other distribution, which causes or increases a deficit balance in such Partner's Capital Account which is not required to be restored to the Partnership, such Partner shall be allocated items of income and gain (consisting of a pro rata portion of each item of Partnership income, including gross income, and gain for such year) in an amount and manner sufficient to eliminate such deficit balance as quickly as possible.

5.03(i). Partners' Allocable Shares. Except as otherwise provided in this Agreement, each Partner's allocable share of Partnership income, gain, loss, deductions and credits shall be determined by the use of any method prescribed or permitted by the Secretary of the Treasury by regulations or other guidelines and selected by the Managing General Partner which takes into account the varying interests of the Partners in the Partnership during the taxable year. In the absence of such regulations or guidelines, except as otherwise provided in this Agreement, such allocable share shall be based on actual income, gain, loss, deductions and credits economically accrued each day during the taxable year in proportion to each Partner's varying interest in the Partnership on each day during the taxable year.

5.04.  Elections.

5.04(a). Intangibles Election. The Partnership's federal income tax return shall be made in accordance with an election under the option granted by the Code to deduct intangible drilling and development costs.

5.04(b). No Election Out of Subchapter K. No election shall be made by the Partnership, any Partner, or the Operator for the Partnership to be excluded from the application of the provisions of Subchapter K of the Code.

5.04(c). Contingent Income. If it is determined that any taxable income results to any party by reason of its entitlement to a share of profits or revenues of the Partnership before such profit or revenue has been realized by the Partnership, the resulting deduction as well as any resulting gain, shall not enter into Partnership net income or loss but shall be separately allocated to such party.

5.04(d). 754 Election. In the event of the transfer of an interest in the Partnership, or upon the death of an individual party hereto, or in the event of the distribution of property to any party hereto, the Managing General Partner may choose for the Partnership to file an election in accordance with the applicable Treasury Regulations to cause the basis of the Partnership's assets to be adjusted for federal income tax purposes as provided by 734 and 743 of the Code.

5.05.  Distributions.

5.05(a). In General. The Managing General Partner shall review the accounts of the Partnership at least quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. The Partnership shall distribute funds to the Managing General Partner and the Participants allocated to their accounts which the Managing General Partner deems unnecessary to retain by the Partnership. In no event, however, shall funds be advanced or borrowed for purposes of distributions, if the amount of such distributions would exceed the Partnership's accrued and received revenues for the previous four quarters, less paid and accrued Operating Costs with respect to such revenues. The determination of such revenues and costs shall be made in accordance with generally accepted accounting principles, consistently applied. Cash distributions from the Partnership to the Managing General Partner shall only be made in conjunction with distributions to Participants and only out of funds properly allocated to the Managing General Partner's account.

At any time after three years from the date each Partnership Well is placed into production, the Managing General Partner shall have the right to deduct each month from the Partnership's proceeds of the sale of the production from the well up to $200 for the purpose of establishing a fund to cover the estimated costs of plugging and abandoning said well. All such funds shall be deposited in a separate interest bearing account for the benefit of the Partnership, and the total amount so retained and deposited shall not exceed the Managing General Partner's reasonable estimate of such costs.

5.05(b). Distribution of Uncommitted Subscription Proceeds. Any net subscription proceeds not expended or committed for expenditure, as evidenced by a written agreement, by the Partnership within twelve months of the Offering Termination Date of the Partnership, except necessary operating capital, shall be distributed pro rata to the Participants in the ratio of their Agreed Subscriptions to the Partnership, as a return of capital and the Managing General Partner shall reimburse the Participants for the selling or other offering expenses allocable to the return of capital. For purposes of this subsection, "committed for expenditure" shall mean contracted for, actually earmarked for or allocated by the Managing General Partner to the Partnership's drilling operations, and "necessary operating capital" shall mean those funds which, in the opinion of the Managing General Partner, should remain on hand to assure continuing operation of the Partnership.

5.05(c). Distributions on Winding Up. Upon the winding up of the Partnership distributions shall be made as provided in 7.02.

5.05(d). Interest and Return of Capital. It is agreed among the parties hereto that no party shall under any circumstances be entitled to any interest on amounts retained by the Partnership, and that each Participant shall look only to his share of distributions, if any, from the Partnership for a return of his Capital Contribution.

ARTICLE VI
     TRANSFER OF INTERESTS

6.01.  Transferability.

6.01(a). In General. In addition to other restrictions on transferability provided in this Agreement, interests in the Partnership (and any rights to income or other attributes of Units in the Partnership) shall be nontransferable except transfers to or with the consent of the Managing General Partner where the transfer of a Participant's interest is involved, and, except as otherwise provided in this Agreement, the consent of Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription where a transfer by the Managing General Partner is involved. Unless an assignee becomes a substituted Partner in accordance with the provisions set forth below, he shall not be entitled to any of the rights granted to a Partner hereunder, other than the right to receive all or part of the share of the profits, losses, income, gain, credits and cash distributions or returns of capital to which his assignor would otherwise be entitled.

6.01(b). Objections to Transfer. Failure to notify the transferring party of an objection to any proposed or completed transfer of the transferor's interest hereunder within thirty days following the receipt of notice thereof shall conclusively serve as a consent to such transfer.

6.01(c). Conversion of Investor General Partner Units to Limited Partner Interests. After substantially all of the Partnership Wells have been drilled and completed the Managing General Partner shall file an amended certificate of limited partnership with the Secretary of State of the Commonwealth of Pennsylvania for the purpose of converting the Investor General Partner Units to Limited Partner interests. Upon such conversion the Investor General Partners shall be Limited Partners entitled to limited liability; however, they shall remain liable to the Partnership for any additional Capital Contribution required for their proportionate share of any Partnership obligation or liability arising prior to the conversion of their Units as provided in 3.05(b). Such conversion shall not affect the allocation to any Partner of any item of Partnership income, gain, loss, deduction or credit or other item of special tax significance (other than Partnership liabilities, if any) and shall not affect any Partner's interest in the Partnership's oil and gas properties and unrealized receivables.

Notwithstanding the foregoing, the Managing General Partner shall notify all Participants at least thirty days prior to the effective date of any adverse material change in the Partnership's insurance coverage. If the insurance coverage is to be materially reduced, the Investor General Partners shall have the right to convert their Units into Limited Partner interests prior to such reduction by giving written notice to the Managing General Partner.

6.02.  Special Restrictions on Transfers.

6.02(a). In General. Only whole Units may be assigned unless the Participant owns less than a whole Unit, in which case his entire fractional interest must be assigned. The costs and expenses associated with the assignment must be paid by the assignor Partner and the assignment must be in a form satisfactory to the Managing General Partner. The terms of the assignment must not contravene those of this Agreement. Transfers of interest in the Partnership are subject to the following additional restrictions.

6.02(a)(1). Securities Laws Restriction. Subject to transfers permitted by 6.04 and transfers by operation of law, no interest in the Partnership shall be sold, assigned, pledged, hypothecated or transferred in the absence of an effective registration of the Units under the Securities Act of 1933, as amended and qualification under applicable state securities laws or an opinion of counsel acceptable to the Managing General Partner that such registration and qualification are not required. Transfers are also subject to any conditions contained in the Subscription Agreement and Exhibit (B) to the Prospectus.

6.02(a)(2). Tax Law Restrictions. No sale, exchange, transfer or assignment shall be made which, in the opinion of counsel to the Partnership, would result in the Partnership being considered to have been terminated for purposes of Section 708 of the Code or would result in materially adverse tax consequences to the Partnership or the Partners.

6.02(a)(3). Substitute Partner. An assignee of a Limited Partner's or Investor General Partner's interest in the Partnership shall become a substituted Limited Partner or Investor General Partner entitled to all the rights of a Limited Partner or Investor General Partner, as the case may be, if, and only if: (i) the assignor gives the assignee such right; (ii) the Managing General Partner consents to such substitution, which consent shall be in the Managing General Partner's absolute discretion; (iii) the assignee pays to the Partnership all costs and expenses incurred in connection with such substitution; and (iv) the assignee executes and delivers such instruments, in form and substance satisfactory to the Managing General Partner, necessary or desirable to effect such substitution and to confirm the agreement of the assignee to be bound by all of the terms and provisions of this Agreement. A substitute Limited Partner or Investor General Partner is entitled to all of the rights attributable to full ownership of the assigned Units including the right to vote.

6.02(b). Effect of Transfer. The Partnership shall amend its records at least once each calendar quarter to effect the substitution of substituted Participants. Any transfer permitted hereunder where the assignee does not become a substituted Limited Partner or Investor General Partner shall be effective as of midnight of the last day of the calendar month in which it is made, or, at the Managing General Partner's election, 7:00 A.M. of the following day. No such transfer, including a transfer of less than all of a party's rights hereunder or the transfer of rights hereunder to more than one party, shall relieve the transferor of its responsibility for its proportionate part of any expenses, obligations and liabilities hereunder related to the interest so transferred, whether arising prior or subsequent to such transfer, nor shall any such transfer require an accounting by the Managing General Partner, or the granting of rights hereunder as between such parties and the remaining parties hereto, including the exercise of any elections hereunder, to more than one party unanimously designated by the transferees and, if he should have retained an interest hereunder, the transferor.

Until a proper designation acceptable to it is received by the Managing General Partner, it shall continue to account only to the person to whom it was furnishing notices prior to such time pursuant to 8.01 and its subsections; and such party shall continue to exercise all rights applicable to the entire interest previously owned by the transferor.

6.03. Right of Managing General Partner to Hypothecate and/or Withdraw Its Interests. The Managing General Partner shall have the authority (without the consent of the Participants and without affecting the allocation of costs and revenues received or incurred hereunder), to hypothecate, pledge, or otherwise encumber, on any terms it sees fit, its Partnership interest (or an undivided interest in the assets of the Partnership equal to or less than its respective interest in the revenues of the Partnership) to obtain funds for use by it for its own general purposes. All repayments of such borrowings and costs and interest or other charges related thereto shall be borne and paid separately by the Managing General Partner; and in no event shall such repayments, costs, interest, or other charges be charged to the account of the Participants. In addition, subject to a required participation of not less than 1% of the Partnership Subscription, the Managing General Partner may withdraw a property interest held by the Partnership in the form of a Working Interest in the Partnership Wells equal to or less than its respective interest in the revenues of the Partnership if such withdrawal is necessary to satisfy the bona fide request of its creditors or approved by Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription.

6.04.  Repurchase Obligation.

6.04(a). In General. Participants shall have the right to present their interests to the Managing General Partner subject to the conditions and limitations set forth in this section. The Managing General Partner shall not purchase more than 5% of the Units in any calendar year and shall not purchase less than one Unit of a Participant's interests in the Partnership unless such lesser amount represents the entire amount of the Participant's interest. The Managing General Partner may waive these limitations in its sole discretion other than the limitation that it shall not purchase more than 5% of the Units in any calendar year. The Participant is not obligated to accept such repurchase offer.

The Managing General Partner shall offer to repurchase a Participant's interest in cash in every year beginning in 2001. The commencement of the offer must be made within 120 days of the reserve report set forth in 4.03(b)(3). A Participant may accept the repurchase offer by a written acceptance. No repurchase shall be considered effective until after the payment has been made to the Participant in cash. In addition, in accordance with Treas. Reg. 1.7704-1(f), no repurchase shall occur until at least 60 calendar days after the Participant notifies the Partnership in writing of the Participant's intention to exercise the repurchase right.

6.04(b). Independent Petroleum Consultant. The amount attributable to Partnership reserves shall be determined based upon the last reserve report of the Partnership prepared by the Managing General Partner and reviewed by the Independent Expert. The Managing General Partner shall estimate the present worth of future net revenues attributable to the Partnership's interest in the Proved Reserves, and in making this estimate, it shall employ a discount rate equal to 10%, use a constant price for the oil and base the price of gas upon the existing gas contracts at the time of the repurchase. The calculation of the repurchase price shall be as set forth in 6.04(c).

6.04(c). Calculation of Repurchase Price. The purchase price shall be based upon the Participant's share of the net assets and liabilities of the Partnership and allocated pro rata to each Participant based upon his Agreed Subscription. The repurchase price shall include the sum of the following items:
(i) an amount based on 70% of the present worth of future net revenues from the Partnership's Proved Reserves determined as described in 6.04(b);
(ii)     Partnership cash on hand;
(iii) prepaid expenses and accounts receivable of the Partnership, less a reasonable amount for doubtful accounts; and
(iv) the estimated market value of all assets of the Partnership, not separately specified above, determined in accordance with standard industry valuation procedures.
There shall be deducted from the foregoing sum the following items:
(i) an amount equal to all Partnership debts, obligations, and other liabilities, including accrued expenses; and
(ii) any distributions made to the Participants between the date of the request and the actual payment; provided, however, that if any cash distributed was derived from the sale, subsequent to the request, of oil, gas or other mineral production, or of a producing property owned by the Partnership, for purposes of determining the reduction of the purchase price, such distributions shall be discounted at the same rate used to take into account the risk factors employed to determine the present worth of the Partnership's Proved Reserves.

The purchase price may be further adjusted by the Managing General Partner for estimated changes therein from the date of such report to the date of payment of the purchase price to the Participants: (i) by reason of production or sales of, or additions to, reserves and lease and well equipment, sale or abandonment of Leases, and similar matters occurring prior to the request for repurchase, and (ii) by reason of any of the following occurring prior to payment of the purchase price to the selling Participants: changes in well performance, increases or decreases in the market price of oil, gas, or other minerals, revision of regulations relating to the importing of hydrocarbons, changes in income, ad valorem, and other tax laws (e.g. material variations in the provisions for depletion) and similar matters.

6.04(d). Selection by Lot. If less than all interests presented at any time are to be purchased, the Participants whose interests are to be purchased will be selected by lot. The Managing General Partner's obligation to purchase such interests may be discharged for the benefit of the Managing General Partner by a third party or an Affiliate. The interests of the selling Participant will be transferred to the party who pays for it. A selling Participant will be required to deliver an executed assignment of his interest, together with such other documentation as the Managing General Partner may reasonably request.

6.04(e). No Obligation of the Managing General Partner to Establish a Reserve. The Managing General Partner shall have no obligation to establish any reserve to satisfy the repurchase obligations under this section.

6.04(f). Suspension of Repurchase Obligation. The Managing General Partner may suspend its repurchase obligation at any time if it does not have sufficient cash flow or is unable to borrow funds for such purpose on terms it deems reasonable, by so notifying the Participants. In addition, the Managing General Partner's repurchase obligation may be conditioned, in the Managing General Partner's sole discretion, on the Managing General Partner's receipt of an opinion of counsel that such transfers will not cause the Partnership to be treated as a "publicly traded partnership" under the Code. The Managing General Partner shall hold such repurchased Units for its own account and not for resale.


                               ARTICLE VII
                    DURATION, DISSOLUTION, AND WINDING UP

7.01.  Duration.

7.01(a). Fifty Year Term. The Partnership shall continue in existence for a term of fifty years from the effective date of this Agreement unless sooner terminated as hereinafter set forth.

7.01(b). Termination. The Partnership shall terminate following the occurrence of a Final Terminating Event, or upon the occurrence of any event which under the Pennsylvania Revised Uniform Limited Partnership Act causes the dissolution of a limited partnership.

7.01(c). Continuance of Partnership. Except upon the occurrence of a Final Terminating Event, the Partnership or any successor limited partnership shall not be wound up, but shall be continued by the parties and their respective successors as a successor limited partnership under all the terms of this Agreement. Such successor limited partnership shall succeed to all of the assets of the Partnership. As used throughout this Agreement, the term "Partnership" shall include such successor limited partnerships and the parties thereto.

7.02. Dissolution and Winding Up. Upon the occurrence of a Final Terminating Event, the affairs of the Partnership shall be wound up and there shall be distributed to each of the parties its Distribution Interest in the remaining assets of the Partnership. To the extent practicable and in accordance with sound business practices in the judgment of the Managing General Partner, liquidating distributions shall be made by the end of the taxable year in which liquidation occurs (determined without regard to 706(c)(2)(A) of the Code) or, if later, within ninety days after the date of such liquidation. Provided, however, amounts withheld for reserves reasonably required for liabilities of the Partnership and installment obligations owed to the Partnership need not be distributed within the foregoing time period so long as such withheld amounts are distributed as soon as practicable. Any in kind property distributions to the Participants shall be made to a liquidating trust or similar entity for the benefit of the Participants, unless at the time of the distribution:

(1)     the Managing General Partner shall offer the individual
Participants the election of receiving in kind property distributions and the Participants accept such offer after being advised of the risks associated with such direct ownership; or

(2) there are alternative arrangements in place which assure the Participants that they will not, at any time, be responsible for the operation or disposition of Partnership properties.

It shall be presumed that a Participant has refused such consent if the Managing General Partner has not received such consent within thirty days after the Managing General Partner mailed the request for such consent. Any Partnership asset which would otherwise be distributed in kind to a Participant, but for the failure or refusal of such Participant to give his written consent to such distribution, may instead be sold by the Managing General Partner at the best price reasonably obtainable from an independent third party who is not an Affiliate of the Managing General Partner.


                                ARTICLE VIII
                            MISCELLANEOUS PROVISIONS

8.01.  Notices.

8.01(a). Method. Any notice required hereunder shall be in writing, and given by mail or wire addressed to the party to receive such notice at the address designated in 1.03.

8.01(b). Change in Address. The address of any party hereto may be changed by written notice to the other parties hereto in the event of a change of address by the Managing General Partner or to the Managing General Partner in the event of a change of address by a Participant. However, in the event of a transfer of rights hereunder, no notice to any such transferee shall be required, nor shall such transferee have any rights hereunder, until notice thereof shall have been given to the Managing General Partner. Any transfer of rights hereunder shall not increase the duty to give notice, and in the event of a transfer of rights hereunder to more than one party, notice to any owner of any interest in such rights shall be notice to all owners thereof.

8.01(c). Time Notice Deemed Given. Any notice shall be considered given, and any applicable time shall run, from the date such notice is placed in the mails or delivered to the telegraph company as to any notice given by the Managing General Partner and when received as to any notice given by any Participant.

8.01(d). Effectiveness of Notice. Any notice to a party other than the Managing General Partner, including a notice requiring concurrence or nonconcurrence, shall be effective, and any failure to respond binding, irrespective of whether or not such notice is actually received, and irrespective of any disability or death on the part of the noticee, whether or not known to the party giving such notice.

8.01(e). Failure to Respond. Except where this Agreement expressly requires affirmative approval of a Participant, any Participant who fails to respond in writing within the time specified for such response (which time shall be not less than fifteen business days from the date of mailing of such request) to a request by the Managing General Partner for approval of or concurrence in a proposed action shall be conclusively deemed to have approved such action.

8.02.  Time. Time is of the essence of each part of this Agreement.

8.03. Applicable Law. The terms and provisions hereof shall be construed under the laws of the Commonwealth of Pennsylvania, provided, however, this 8.03 shall not be deemed to limit causes of action for violations of federal or state securities law to the laws of the Commonwealth of Pennsylvania. Neither this Agreement nor the Subscription Agreement shall require mandatory venue or mandatory arbitration of any or all claims by Participants against the Sponsor.

8.04. Agreement in Counterparts. This Agreement may be executed in counterpart and shall be binding upon all parties executing this or similar agreements from and after the date of execution by each party.

8.05. Amendment. No changes herein shall be binding unless proposed in writing by the Managing General Partner, and adopted with the consent of Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription; or unless proposed in writing by Participants whose Agreed Subscriptions equal 10% or more of the Partnership Subscription and approved by an affirmative vote of Participants whose Agreed Subscriptions equal a majority of the Partnership Subscription. However, the Managing General Partner is authorized to amend this Agreement and its exhibits without such consent in any way deemed necessary or desirable by it: (i) to add or substitute (in the case of an assigning party) additional Limited Partners or Investor General Partners; (ii) to enhance the tax benefits of the Partnership to the parties; and (iii) to satisfy any requirements, conditions, guidelines, options, or elections contained in any opinion, directive, order, ruling, or regulation of the Securities and Exchange Commission, the Internal Revenue Service, or any other federal or state agency, or in any federal or state statute, compliance with which it deems to be in the best interest of the Partnership. Notwithstanding the foregoing, no amendment materially and adversely affecting the interests or rights of Participants shall be made without the consent of the Participants whose interests will be so affected.

8.06. Additional Partners. Each Participant hereby consents to the admission to the Partnership of such additional Limited Partners or Investor General Partners as the Managing General Partner, in its discretion, chooses to admit.

8.07. Legal Effect. This Agreement shall be binding upon and inure to the benefit of the parties, their heirs, devisees, personal representatives, successors and assigns, and shall run with the interests subject hereto. The terms "Partnership," "Limited Partner," "Investor General Partner," "Participant," "Partner," "Managing General Partner," "Operator," or "parties" shall equally apply to any successor limited partnership, and any heir, devisee, personal representative, successor or assign of a party.

IN WITNESS WHEREOF, the parties hereto set their hands and seal as of the day and year hereinabove shown.

ATLAS: ATLAS RESOURCES, INC.
Managing General Partner

By:  /s/ J.R. O'Mara, President



=============================================================================
EXHIBIT 10(a)

DRILLING AND OPERATING AGREEMENT WITH EXHIBITS

     DRILLING AND OPERATING AGREEMENT
     ATLAS-ENERGY FOR THE NINETIES-PUBLIC #6 LTD.

     INDEX

Section     Page

1.     Assignment of Well Locations; Representations;
Designation of Additional Well Locations;
  Outside Activities     1

2.     Drilling of Wells; Interest of Developer;  Right of
Substitution     2

3.     Operator - Responsibilities in General; Term     3

4.     Operator's Charges for Drilling and Completing Wells;
       Completion Determination     3

5.     Title Examination of Well Locations; Liability for
       Title Defects     4

6.     Operations Subsequent to Completion of the Wells; Price
       Determinations; Plugging and Abandonment     5

7.     Billing and Payment Procedure with Respect to Operation
       of Wells; Records, Reports and Information     6

8.     Operator's Lien     6

9.     Successors and Assigns; Transfers; Appointment of Agent     7

10.    Insurance; Operator's Liability     7

11.    Internal Revenue Code Election, Relationship of
       Parties; Right to Take Production in Kind     8

12.    Force Majeure     8

13.    Term     9

14.    Governing Law and Invalidity     9

15.    Integration     9

16.    Waiver of Default or Breach     9

17.    Notices     9

18.    Interpretation     10

19.    Counterparts     10

Signature Page     10

------------------------------------------------------------------------
                    DRILLING AND OPERATING AGREEMENT

THIS AGREEMENT made this 31 day of December, 1997, by and between ATLAS RESOURCES, INC., a Pennsylvania corporation (hereinafter referred to as "Atlas" or "Operator"),

     and

ATLAS-ENERGY FOR THE NINETIES-PUBLIC #6 LTD., a Pennsylvania limited partnership, (hereinafter referred to as the "Developer").

     WITNESSETH THAT:

WHEREAS, Atlas, by virtue of the Oil and Gas Leases (the "Leases") described on Exhibit A attached hereto and made a part hereof, has certain rights to develop the 55 initial well locations identified on the maps attached hereto as Exhibits A-l through A-55 (the "Initial Well Locations");

WHEREAS, the Developer, subject to the terms and conditions hereof, desires to acquire certain of Atlas' rights to develop the aforesaid 55 Initial Well Locations and to provide for the development upon the terms and conditions herein set forth of additional well locations ("Additional Well Locations") which the parties may from time to time designate; and

WHEREAS, Operator is in the oil and gas exploration and development business, and the Developer desires that Operator, as its independent contractor, perform certain services in connection with its efforts to develop the aforesaid Initial and Additional Well Locations (hereinafter collectively referred to as the "Well Locations") and to operate the wells completed thereon, on the terms and conditions herein set forth;

NOW THEREFORE, in consideration of the mutual covenants herein contained and subject to the terms and conditions hereinafter set forth, the parties hereto, intending to be legally bound, hereby agree as follows:

1. Assignment of Well Locations; Representations; Designation of Additional Well Locations; Outside Activities.

(a) Atlas shall execute an assignment of an undivided percentage of Working Interest in the Well Location acreage for each well to the Developer as shown on Exhibit A attached hereto, which assignment shall be limited to a depth from the surface to the top of the Queenston formation in Mercer County, Pennsylvania and Ohio. The assignment shall be substantially in the form of Exhibit B attached hereto and made a part hereof. The amount of acreage included in each Initial Well Location and the configuration thereof are indicated on the maps attached hereto as Exhibits A-l through A-55. The amount of acreage included in each Additional Well Location and the configuration thereof shall be indicated on the maps to be attached as exhibits to the applicable addendum as provided in sub-section (c) below.

(b) As of the date hereof, Atlas represents and warrants to the Developer that Atlas is the lawful owner of said Lease and rights and interest thereunder and of the personal property thereon or used in connection therewith; that Atlas has good right and authority to sell and convey the same, and that said rights, interest and property are free and clear from all liens and encumbrances, and that all rentals and royalties due and payable thereunder have been duly paid. The foregoing representations and warranties shall also be made by Atlas at the time of each recorded assignment of the acreage included in each Initial Well Location and at the time of each recorded assignment of the acreage included in each Additional Well Location designated pursuant to sub-section (c) below, such representations and warranties to be included in each recorded assignment substantially in the manner set forth in the form of assignment attached hereto and made a part hereof as Exhibit B. Atlas agrees to indemnify, protect and hold the Developer and its successors and assigns harmless from and against all costs (including but not limited to reasonable attorneys' fees), liabilities, claims, penalties, losses, suits, actions, causes of action, judgments or decrees resulting from the breach of any of the aforesaid representations and warranties. It is understood and agreed that, except as specifically set forth above, Atlas makes no warranty or representation, express or implied, as to its title or the title of the lessors in and to the lands or oil and gas interests covered by said Leases.

(c) In the event that the parties hereto desire to designate Additional Well Locations to be developed in accordance with the terms and conditions of this Agreement, each of said parties shall execute an addendum substantially in the form of Exhibit C attached hereto and made a part hereof specifying the undivided percentage of Working Interest and the Oil and Gas Leases to be included as Leases hereunder, specifying the amount and configuration of acreage included in each such Additional Well Location on maps attached as exhibits to such addendum and setting forth their agreement that such Additional Well Locations shall be developed in accordance with the terms and conditions of this Agreement.

(d) It is understood and agreed that the assignment of rights under the Leases and the oil and gas development activities contemplated by this Agreement relate only to the Initial Well Locations described herein and to the Additional Well Locations designated pursuant to sub-section (c) above. Nothing contained in this Agreement shall be interpreted to restrict in any manner the right of each of the parties hereto to conduct without the participation of any other party hereto any additional activities relating to exploration, development, drilling, production or delivery of oil and gas on lands adjacent to or in the immediate vicinity of the aforesaid Initial and Additional Well Locations or elsewhere.

2.     Drilling of Wells; Interest of Developer; Right of
Substitution.

(a) Operator, as Developer's independent contractor, agrees to drill, complete (or plug) and operate 55 natural gas wells on the 55 Initial Well Locations in accordance with the terms and conditions of this Agreement, and Developer, as a minimum commitment, agrees to participate in and pay the Operator's charges for drilling and completing the wells and any extra costs pursuant to Section 4 hereof in proportion to the share of the Working Interest owned by the Developer in the wells with respect to all 55 initial wells, it being expressly understood and agreed that, subject to sub-section (e) below, Developer does not reserve the right to decline participation in the drilling of any of the 55 initial wells to be drilled hereunder.

(b) Operator will use its best efforts to commence drilling the first well within thirty (30) days after the date of this Agreement and to commence the drilling of each of said 55 initial wells for which payment is made pursuant to Section 4(b) of this Agreement, on or before March 31, 1998. Subject to the foregoing time limits, Operator shall determine the timing of and the order of the drilling of said 55 Initial Well Locations.

(c) The 55 initial wells to be drilled on the Initial Well Locations designated pursuant to this Agreement and any additional wells drilled hereunder on any Additional Well Locations designated pursuant to Section l(c) above shall be drilled and completed (or plugged) in accordance with the generally accepted and customary oil and gas field practices and techniques then prevailing in the geographical area of the Well Locations and shall be drilled to a depth sufficient to test thoroughly the objective formation or the deepest assigned depth, whichever is less.

(d) Except as otherwise provided herein, all costs, expenses and liabilities incurred in connection with the drilling and other operations and activities contemplated by this Agreement shall be borne and paid, and all wells, gathering lines of up to approximately 1,500 feet on the Prospect, equipment, materials, and facilities acquired, constructed or installed hereunder shall be owned, by the Developer in proportion to the share of the Working Interest owned by the Developer in the wells. Subject to the payment of lessor's royalties and other royalties and overriding royalties, if any, production of oil and gas from the wells to be drilled hereunder shall be owned by the Developer in proportion to the share of the Working Interest owned by the Developer in the wells.

(e) Notwithstanding the provisions of sub-section (a) above, in the event the Operator or Developer determines in good faith, with respect to any Well Location, before operations commence hereunder with respect to such Well Location, based upon the production (or failure of production) of any other wells which may have been recently drilled in the immediate area of such Well Location, or upon newly discovered title defects, or upon such other evidence with respect to the Well Location as may be obtained, that it would not be in the best interest of the parties hereto to drill a well on such Well Location, then the party making the determination shall notify the other party hereto of such determination and the basis therefor and, unless otherwise instructed by Developer, such well shall not be drilled. If such well is not drilled, Operator shall promptly propose a new well location (including such information with respect thereto as Developer may reasonably request) within Pennsylvania or Ohio to be substituted for such original Well Location and Developer shall thereafter have the option for a period of seven (7) business days to either reject or accept the proposed new well location. If the new well location is rejected, Operator shall promptly propose another substitute well location pursuant to the provisions hereof. Once the Developer accepts a substitute well location or does not reject it within said seven (7) day period, this Agreement shall terminate as to the original Well Location and the substitute well location shall become subject to the terms and conditions hereof.

     3.     Operator - Responsibilities in General; Term.

(a)     Atlas shall be the Operator of the wells and Well
Locations subject to this Agreement and, as the Developer's independent contractor, shall, in addition to its other obligations hereunder, (i) make the necessary arrangements for the drilling and completion of wells and the installation of the necessary gas gathering line systems and connection facilities; (ii) make the technical decisions required in drilling, testing, completing and operating such wells; (iii) manage and conduct all field operations in connection with the drilling, testing, completing, equipping, operating and producing of the wells;
(iv) maintain all wells, equipment, gathering lines and facilities in good working order during the useful life thereof; and (v) perform the necessary administrative and accounting functions. In the performance of work contemplated by this Agreement, Operator is an independent contractor with authority to control and direct the performance of the details of the work.

(b) Operator covenants and agrees that (i) it shall perform and carry on (or cause to be performed and carried on) its duties and obligations hereunder in a good, prudent, diligent and workmanlike manner using technically sound, acceptable oil and gas field practices then prevailing in the geographical area of the aforesaid Well Locations; (ii) all drilling and other operations conducted by, for and under the control of Operator hereunder shall conform in all respects to federal, state and local laws, statutes, ordinances, regulations, and requirements; (iii) unless otherwise agreed in writing by the Developer, all work performed hereunder pursuant to a written estimate shall conform to the technical specifications set forth in such written estimate and all equipment and materials installed or incorporated in the wells and facilities hereunder shall be new or used and of good quality; (iv) in the course of conducting operations hereunder, it shall comply with all terms and conditions of the Leases (and any related assignments, amendments, subleases, modifications and supplements) other than any minimum drilling commitments contained therein; (v) it shall keep the Well Locations subject to this Agreement and all wells, equipment and facilities located thereon, free and clear of all labor, materials and other liens or encumbrances arising out of operations hereunder; (vi) it shall file all reports and obtain all permits and bonds required to be filed with or obtained from any governmental authority or agency in connection with the drilling or other operations and activities which are the subject of this Agreement; and (vii) it will provide competent and experienced personnel to supervise the drilling, completing (or plugging), and operating of the wells and use the services of competent and experienced service companies to provide any third party services necessary or appropriate in order to perform its duties hereunder.

(c) Atlas shall serve as Operator hereunder until the earliest of (i) the termination of this Agreement pursuant to Section 13 hereof;
(ii) the termination of Atlas as Operator by the Developer which may be effected by the Developer at any time in its discretion, with or without cause; upon sixty (60) days advance written notice to the Operator; or (iii) the resignation of Atlas as Operator hereunder which may occur upon ninety (90) days' written notice to the Developer at any time after five (5) years from the date hereof, it being expressly understood and agreed that Atlas shall have no right to resign as Operator hereunder prior to the expiration of the aforesaid five-year period. Any successor Operator hereunder shall be selected by the Developer. Nothing contained in this sub-section (c) shall relieve or release Atlas or the Developer from any liability or obligation hereunder which accrued or occurred prior to Atlas' removal or resignation as Operator hereunder. Upon any change in Operator pursuant to this provision, the then present Operator shall deliver to the successor Operator possession of all records, equipment, materials and appurtenances used or obtained for use in connection with operations hereunder and owned by the Developer.

4.     Operator's Charges for Drilling and Completing Wells;
Completion Determination

(a) All natural gas wells which are drilled and completed hereunder shall be drilled and completed on a footage basis for a price of $37.39 per foot to the depth of the well at its deepest penetration as recorded by Operator. The aforesaid footage price for each of said natural gas wells shall be set forth in an AFE which shall be attached to this Agreement as an Exhibit, and shall cover all ordinary costs which may be incurred in drilling and completing each such well for production of natural gas, including without limitation, site preparation, permits and bonds, roadways, surface damages, power at the site, water, Operator's overhead and profit, rights-of-way, drilling rigs, equipment and materials, costs of title examination, logging, cementing, fracturing, casing, meters (other than utility purchase meters), connection facilities, salt water collection tanks, separators, siphon string, rabbit, tubing, an average of 1,500 feet of gathering line per well, geological and engineering services and completing two (2) zones; provided, that such footage price shall not include the cost of (i) completing more than two (2) zones; (ii) completion procedures, equipment, or any facilities necessary or appropriate for the production and sale of oil and/or natural gas liquids; and (iii) equipment or materials necessary or appropriate to collect, lift or dispose of liquids for efficient gas production, except that the cost of saltwater collection tanks, separators, siphon string and tubing shall be included in the aforesaid footage price. Any such extra costs shall be billed to Developer in proportion to the share of the Working Interest owned by the Developer in the wells on a direct cost basis equal to the sum of (i) Operator's invoice costs of third party services performed and materials and equipment purchased plus ten percent (10%) to cover supervisory services and overhead; and
(ii) Operator's standard charges for services performed directly by it.

(b) In order to enable Operator to commence site preparation for 55 initial wells, to obtain suitable subcontractors for the drilling and completion of such wells at currently prevailing prices, and to insure the availability of equipment and materials, the Developer shall pay to Operator, in proportion to the share of the Working Interest owned by the Developer in the wells, one hundred percent (100%) of the estimated price for all 55 initial wells upon execution of this Agreement, such payment to be nonrefundable in all events, except that Developer shall not be required to pay completion costs prior to the time that a decision is made that the well warrants a completion attempt and Atlas' share of such payments as Managing General Partner of the Developer shall be paid within five (5) business days of notice from Operator that such costs have been incurred. With respect to each additional well drilled on the Additional Well Locations, if any, in order to enable Operator to commence site preparation, to obtain suitable subcontractors for the drilling and completion of such wells at currently prevailing prices, and to insure the availability of equipment and materials, Developer shall pay Operator, in proportion to the share of the Working Interest owned by the Developer in the wells, one hundred percent (100%) of the estimated price for such well upon execution of the applicable addendum pursuant to Section l(c) above, except that Developer shall not be required to pay completion costs prior to the time that a decision is made that the well warrants a completion attempt and Atlas' share of such payments as Managing General Partner of the Developer shall be paid within five (5) business days of notice from Operator that such costs have been incurred. With respect to each well, Developer shall pay to Operator, in proportion to the share of the Working Interest owned by the Developer in the wells, all other costs for such well within five (5) business days of receipt of notice from Operator that such well has been drilled to the objective depth and logged and is to be completed. Developer shall pay, in proportion to the share of the Working Interest owned by the Developer in the wells, any extra costs incurred with respect to each well pursuant to sub-section (a) above within ten (10) business days of its receipt of Operator's statement therefor.

(c) Operator shall determine whether or not to run the production casing for an attempted completion or to plug and abandon any well drilled hereunder; provided, however, that a well shall be completed only if Operator has made a good faith determination that there is a reasonable possibility of obtaining commercial quantities of oil and/or gas.

(d) If Operator determines at any time during the drilling or attempted completion of any well hereunder, in accordance with the generally accepted and customary oil and gas field practices and techniques then prevailing in the geographic area of the well location, that such well should not be completed, it shall promptly and properly plug and abandon the same. In such event, such well shall be deemed a dry hole and the dry hole footage price for each well drilled hereunder shall be $20.60 per foot multiplied by the depth of the well, as specified in sub-section (a) above, and shall be charged to the Developer in proportion to the share of the Working Interest owned by the Developer in the well. Any amounts paid by the Developer with respect to such dry hole which exceed the aforesaid dry hole footage price shall be retained by Operator and shall be applied to the costs for an additional well or wells to be drilled on the Additional Well Locations.

5.     Title Examination of Well Locations; Liability for Title
Defects.

(a) The Developer hereby acknowledges that Operator has furnished Developer with the title opinions identified on Exhibit A, and other documents and information which Developer or its counsel has requested in order to determine the adequacy of the title to the Initial Well Locations and leased premises subject to this Agreement. The Developer hereby accepts the title to said Initial Well Locations and leased premises and acknowledges and agrees that, except for any loss, expense, cost or liability caused by the breach of any of the warranties and representations made by Atlas in Section l(b) hereof, any loss, expense, cost or liability whatsoever caused by or related to any defect or failure of such title shall be the sole responsibility of and shall be borne entirely by the Developer.

(b) Prior to commencing the drilling of any well on any Additional Well Location designated pursuant to this Agreement, Operator shall conduct, or cause to be conducted, a title examination of such Additional Well Location, in order to obtain appropriate abstracts, opinions and certificates and other information necessary to determine the adequacy of title to both the applicable Lease and the fee title of the lessor to the premises covered by such Lease. The results of such title examination and such other information as is necessary to determine the adequacy of title for drilling purposes shall be submitted to the Developer for its review and acceptance, and no drilling shall be commenced until such title has been accepted in writing by the Developer. After any title has been accepted by the Developer, any loss, expense, cost or liability whatsoever, caused by or related to any defect or failure of such title shall be the sole responsibility of and shall be borne entirely by the Developer, unless such loss, expense, cost or liability was caused by the breach of any of the warranties and representations made by Atlas in Section l(b) of this Agreement.


6.     Operations Subsequent to Completion of the Wells; Price
Determinations; Plugging and Abandonment.

(a) Commencing with the month in which a well drilled hereunder begins to produce, Operator shall be entitled to an operating fee of $275 per month for each well being operated under this Agreement, proportionately reduced to the extent the Developer owns less than 100% of the Working Interest in the wells, in lieu of any direct charges by Operator for its services or the provision by Operator of its equipment for normal superintendence and maintenance of such wells and related pipelines and facilities. Such operating fees shall cover all normal, regularly recurring operating expenses for the production, delivery and sale of natural gas, including without limitation well tending, routine maintenance and adjustment, reading meters, recording production, pumping, maintaining appropriate books and records, preparing reports to the Developer and government agencies, and collecting and disbursing revenues, but shall not cover costs and expenses related to the (i) production and sale of oil, (ii) collection and disposal of salt water or other liquids produced by the wells, (iii) rebuilding of access roads, and (iv) purchase of equipment, materials or third party services, which, subject to the provisions of sub-section (c) of this Section 6, shall be paid by the Developer in proportion to the share of the Working Interest owned by the Developer in the wells. Any well which is temporarily abandoned or shut-in continuously for the entire month shall not be considered a producing well for purposes of determining the number of wells in such month subject to the aforesaid operating fee.

(b) The monthly operating fee set forth in sub-section (a) above may in the following manner be adjusted annually as of the first day of January (the "Adjustment Date") each year beginning January l, 1999. Such adjustment, if any, shall not exceed the percentage increase in the average weekly earnings of "Crude Petroleum, Natural Gas, and Natural Gas Liquids" workers, as published by the U.S. Department of Labor, Bureau of Labor Statistics, and shown in Employment and Earnings Publication, Monthly Establishment Data, Hours and Earning Statistical Table C-2, Index Average Weekly Earnings of "Crude Petroleum, Natural Gas, and Natural Gas Liquids" workers, SIC Code #131-2, or any successor index thereto, since January l, 1996, in the case of the first adjustment, and since the previous Adjustment Date, in the case of each subsequent adjustment.

(c) Without the prior written consent of the Developer, pursuant to a written estimate submitted by Operator, Operator shall not undertake any single project or incur any extraordinary cost with respect to any well being produced hereunder reasonably estimated to result in an expenditure of more than $5,000, unless such project or extraordinary cost is necessary to safeguard persons or property or to protect the well or related facilities in the event of a sudden emergency. In no event, however, shall the Developer be required to pay for any project or extraordinary cost arising from the negligence or misconduct of Operator, its agents, servants, employees, contractors, licensees or invitees. All extraordinary costs incurred and the cost of projects undertaken with respect to a well being produced hereunder shall be billed at the invoice cost of third party services performed or materials purchased together with a reasonable charge by Operator for services performed directly by it, in proportion to the share of the Working Interest owned by the Developer in the wells. Operator shall have the right to require the Developer to pay in advance of undertaking any such project all or a portion of the estimated costs thereof in proportion to the share of the Working Interest owned by the Developer in the wells.

(d) Developer shall have no interest in the pipeline gathering system, which gathering system shall remain the sole property of Operator and shall be maintained at Operator's sole cost and expense.

(e) Notwithstanding anything herein to the contrary, the Developer shall have full responsibility for and bear all costs in proportion to the share of the Working Interest owned by the Developer in the wells with respect to obtaining price determinations under and otherwise complying with the Natural Gas Policy Act of 1978 and the implementing state regulations. Such responsibility shall include, without limitation, preparing, filing, and executing all applications, affidavits, interim collection notices, reports and other documents necessary or appropriate to obtain price certification, to effect sales of natural gas, or otherwise to comply with said Act and the implementing state regulations. Operator agrees to furnish such information and render such assistance as the Developer may reasonably request in order to comply with said Act and the implementing state regulations without charge for services performed by its employees.

(f) The Developer shall have the right to direct Operator to plug and abandon any well which has been completed hereunder as a producer, and Operator shall not plug and abandon any such well prior to obtaining the written consent of the Developer; provided, however, that if Operator in accordance with the generally accepted and customary oil and gas field practices and techniques then prevailing in the geographic area of the well location, determines that any such well should be plugged and abandoned and makes a written request to the Developer for authority to plug and abandon any such well and the Developer fails to respond in writing to such request within forty-five
(45) days following the date of such request, then the Developer shall be deemed to have consented to the plugging and abandonment of such well(s). All costs and expenses related to plugging and abandoning the wells which have been drilled and completed as producing wells hereunder shall be borne and paid by the Developer in proportion to the share of the Working Interest owned by the Developer in the wells. At any time after three (3) years from the date each well drilled and completed hereunder is placed into production, Operator shall have the right to deduct each month from the proceeds of the sale of the production from the well operated hereunder up to $200, in proportion to the share of the Working Interest owned by the Developer in the wells, for the purpose of establishing a fund to cover the estimated costs of plugging and abandoning said well. All such funds shall be deposited in a separate interest bearing escrow account for the account of the Developer, and the total amount so retained and deposited shall not exceed Operator's reasonable estimate of such costs.

7.     Billing and Payment Procedure with Respect to Operation of
Wells; Records, Reports and Information.

(a) Operator shall promptly and timely pay and discharge on behalf of the Developer, in proportion to the share of the Working Interest owned by the Developer in the wells, all severance taxes, royalties, overriding royalties, operating fees, pipeline gathering charges and other expenses and liabilities payable and incurred by reason of its operation of the wells in accordance with this Agreement and shall pay, in proportion to the share of the Working Interest owned by the Developer in the wells, on or before the due date any third party invoices rendered to Operator with respect to such costs and expenses; provided, however, that Operator shall not be required to pay and discharge as aforesaid any such costs and expenses which are being contested in good faith by Operator. Operator shall deduct the foregoing costs and expenses from the Developer's share of the proceeds of the oil and/or gas sold from the wells operated hereunder and shall keep an accurate record of the Developer's account hereunder, showing expenses incurred and charges and credits made and received with respect to each well. In the event that such proceeds are insufficient to pay said costs and expenses, Operator shall promptly and timely pay and discharge the same, in proportion to the share of the Working Interest owned by the Developer in the wells, and prepare and submit an invoice to the Developer each month for said costs and expenses, such invoice to be accompanied by the form of statement specified in sub-section (b) below. Any such invoice shall be paid by the Developer within ten (10) business days of its receipt.

(b) Operator shall disburse to the Developer, on a monthly basis, the Developer's share of the proceeds received from the sale of oil and/or gas sold from the wells operated hereunder, less (i) the amounts charged to the Developer under sub-section (a) hereof, and (ii) such amount, if any, withheld by Operator for future plugging costs pursuant to sub-section (f) of Section 6. Each such disbursement made and/or invoice submitted pursuant to sub-section (a) above shall be accompanied by a statement itemizing with respect to each well (i) the total production of oil and/or gas since the date of the last disbursement or invoice billing period, as the case may be, and the Developer's share thereof, (ii) the total proceeds received from any sale thereof, and the Developer's share thereof, (iii) the costs and expenses deducted from said proceeds and/or being billed to the Developer pursuant to sub-section (a) above, (iv) the amount withheld for future plugging costs, and (v) such other information as Developer may reasonably request, including without limitation copies of all third party invoices listed thereon for such period. Operator agrees to deposit all proceeds from the sale of oil and/or gas sold from the wells operated hereunder in a separate checking account maintained by Operator, which account shall be used solely for the purpose of collecting and disbursing funds constituting proceeds from the sale of production hereunder.

(c)     In addition to the statements required under sub-section
(b) above, Operator, within seventy-five (75) days after the completion of each well drilled hereunder, shall furnish the Developer with a detailed statement itemizing with respect to such well the total costs and charges under Section 4(a) hereof and the Developer's share thereof, and such information as is necessary to enable the Developer
(i) to allocate any extra costs incurred with respect to such well between tangible and intangible and (ii) to determine the amount of investment tax credit, if applicable.

(d) Upon request, Operator shall promptly furnish the Developer with such additional information as it may reasonably request, including without limitation geological, technical and financial information, in such form as may reasonably be requested, pertaining to any phase of the operations and activities governed by this Agreement. The Developer and its authorized employees, agents and consultants, including independent accountants shall, at Developer's sole cost and expense, (i) upon at least ten (10) days' written notice have access during normal business hours to all of Operator's records pertaining to operations hereunder, including without limitation, the right to audit the books of account of Operator relating to all receipts, costs, charges and expenses under this Agreement, and (ii) have access, at its sole risk, to any wells drilled by Operator hereunder at all times to inspect and observe any machinery, equipment and operations.

8.     Operator's Lien.

(a) The Developer hereby grants Operator a first and preferred lien on and security interest in the interest of the Developer covered by this Agreement, and in the Developer's interest in oil and gas produced and the proceeds thereof, and upon the Developer's interest in materials and equipment, to secure the payment of all sums due from Developer to Operator under the provisions of this Agreement.

(b) In the event that the Developer fails to pay any amount owing hereunder by it to the Operator within the time limit for payment thereof, Operator, without prejudice to other existing remedies, is authorized at its election to collect from any purchaser or purchasers of oil or gas and retain the proceeds from the sale of the Developer's share thereof until the amount owed by the Developer, plus twelve percent (12%) interest on a per annum basis and any additional costs (including without limitation actual attorneys' fees and costs) resulting from such delinquency, has been paid. Each purchaser of oil or gas shall be entitled to rely upon Operator's written statement concerning the amount of any default.

9.     Successors and Assigns; Transfers; Appointment of Agent.

(a) This Agreement shall be binding upon and shall inure to the benefit of the undersigned parties and their respective successors and permitted assigns; provided, however, that Operator may not assign, transfer, pledge, mortgage, hypothecate, sell or otherwise dispose of any of its interest in this Agreement, or any of the rights or obligations hereunder, without the prior written consent of the Developer, except that such consent shall not be required in connection with (i) the assignment of work to be performed for Operator by subcontractors, it being understood and agreed, however, that any such assignment to Operator's subcontractors shall not in any manner relieve or release Operator from any of its obligations and responsibilities under this Agreement, or (ii) any lien, assignment, security interest, pledge or mortgage arising under or pursuant to Operator's present or future financing arrangements, or (iii) the liquidation, merger, consolidation or sale of substantially all of the assets of Operator or other corporate reorganization; and provided, further, that in order to maintain uniformity of ownership in the wells, production, equipment, and leasehold interests covered by this Agreement, and notwithstanding any other provisions to the contrary, the Developer shall not, without the prior written consent of Operator, sell, assign, transfer, encumber, mortgage or otherwise dispose of any of its interest in the wells, production, equipment or leasehold interests covered hereby unless such disposition encompasses either (i) the entire interest of the Developer in all wells, production, equipment and leasehold interests subject hereto or (ii) an equal undivided interest in all such wells, production, equipment, and leasehold interests.

(b) Subject to the provisions of sub-section (a) above, any sale, encumbrance, transfer or other disposition made by the Developer of its interests in the wells, production, equipment, and/or leasehold interests covered hereby shall be made (i) expressly subject to this Agreement, (ii) without prejudice to the rights of the other party, and
(iii) in accordance with and subject to the provisions of the Lease.

(c) If at any time the interest of the Developer is divided among or owned by co-owners, Operator may, at its discretion, require such co-owners to appoint a single trustee or agent with full authority to receive notices, reports and distributions of the proceeds from production, to approve expenditures, to receive billings for and approve and pay all costs, expenses and liabilities incurred hereunder, to exercise any rights granted to such co-owners under this Agreement, to grant any approvals or authorizations required or contemplated by this Agreement, to sign, execute, certify, acknowledge, file and/or record any agreements, contracts, instruments, reports, or documents whatsoever in connection with this Agreement or the activities contemplated hereby, and to deal generally with, and with power to bind, such co-owners with respect to all activities and operations contemplated by this Agreement; provided, however, that all such co-owners shall continue to have the right to enter into and execute all contracts or agreements for their respective shares of the oil and gas produced from the wells drilled hereunder in accordance with sub-section (c) of Section 11 hereof.

10.     Insurance; Operator's Liability.

(a) Operator shall obtain and maintain at its own expense so long as it is Operator hereunder all required Workmen's Compensation Insurance and comprehensive general public liability insurance in amounts and coverage not less than $1,000,000 per person per occurrence for personal injury or death and $1,000,000 for property damage per occurrence, which insurance shall include coverage for blow-outs and total liability coverage of not less than $10,000,000. Subject to the aforesaid limits, the Operator's general public liability insurance shall be in all respects comparable to that generally maintained in the industry with respect to services of the type to be rendered and activities of the type to be conducted under this Agreement; Operator's general public liability insurance shall, if permitted by Operator's insurance carrier, (i) name the Developer and all of Developer's Investor General Partners as additional insured parties, and (ii) provide that at least thirty (30) days' prior notice of cancellation and any other adverse material change in the policy shall be given to the Developer and its Investor General Partners; provided, that the Developer shall reimburse Operator for the additional cost, if any, of including it and its Investor General Partners as additional insured parties under the Operator's insurance. Current copies of all policies or certificates thereof shall be delivered to the Developer upon request. It is understood and agreed that Operator's insurance coverage may not adequately protect the interests of the Developer hereunder and that the Developer shall carry at its expense such excess or additional general public liability, property damage, and other insurance, if any, as the Developer deems appropriate.

(b) Operator shall require all of its subcontractors to carry all required Workmen's Compensation Insurance and to maintain such other insurance, if any, as Operator in its discretion may require.

(c) Operator's liability to the Developer as Operator hereunder shall be limited to, and Operator shall indemnify the Developer and hold it harmless from, claims, penalties, liabilities, obligations, charges, losses, costs, damages or expenses (including but not limited to reasonable attorneys' fees) relating to, caused by or arising out of (i) the noncompliance with or violation by Operator, its employees, agents, or subcontractors of any local, state or federal law, statute, regulation, or ordinance; (ii) the negligence or misconduct of Operator, its employees, agents or subcontractors; or
(iii) the breach of or failure to comply with any provisions of this Agreement.

11.     Internal Revenue Code Election; Relationship of Parties;
Right to Take Production in Kind.

(a) With respect to this Agreement, each of the parties hereto elects, under the authority of Section 761 (a) of the Internal Revenue Code of 1986, as amended, to be excluded from the application of all of the provisions of Subchapter K of Chapter 1 of Sub Title A of the Internal Revenue Code of 1986, as amended. If the income tax laws of the state or states in which the property covered hereby is located contain, or may hereafter contain, provisions similar to those contained in the Subchapter of the Internal Revenue Code of 1986, as amended, referred to under which a similar election is permitted, each of the parties agrees that such election shall be exercised. Beginning with the first taxable year of operations hereunder, each party agrees that the deemed election provided by Section 1.761-2(b)(2)(ii) of the Regulations under the Internal Revenue Code of 1986, as amended, will apply; and no party will file an application under Section 1.761-2
(b)(3)(i) and (ii) of said Regulations to revoke such election. Each party hereby agrees to execute such documents and make such filings with the appropriate governmental authorities as may be necessary to effect such election.

(b) It is not the intention of the parties hereto to create, nor shall this Agreement be construed as creating, a mining or other partnership or association or to render the parties liable as partners or joint venturers for any purpose. Operator shall be deemed to be an independent contractor and shall perform its obligations as set forth herein or as otherwise directed by the Developer.

(c) Subject to the provisions of Section 8 hereof, the Developer shall have the exclusive right to sell or dispose of its proportionate share of all oil and gas produced from the wells to be drilled hereunder, exclusive of production which may be used in development and producing operations, production unavoidably lost, and production used to fulfill any free gas obligations under the terms of the applicable Lease or Leases; and Operator shall not have any right to sell or otherwise dispose of such oil and gas. The Developer shall have the exclusive right to execute all contracts relating to the sale or disposition of its proportionate share of the production from the wells drilled hereunder. Developer shall have no interest in any gas purchase agreements of Operator, except the right to receive Developer's share of the proceeds received from the sale of any gas or oil from wells developed hereunder. The Developer agrees to designate Operator or Operator's designated bank agent as the Developer's collection agent in any such contract. Upon request, Operator shall render assistance in arranging such sale or disposition and shall promptly provide the Developer with all relevant information which comes to Operator's attention regarding opportunities for sale of production. In the event Developer shall fail to make the arrangements necessary to take in kind or separately dispose of its proportionate share of the oil and gas produced hereunder, Operator shall have the right, subject to the revocation at will by the Developer, but not the obligation, to purchase such oil and gas or sell it to others at any time and from time to time, for the account of the Developer at the best price obtainable in the area for such production, however, Operator shall have no liability to Developer should Operator fail to market such production. Any such purchase or sale by Operator shall be subject always to the right of the Developer to exercise at any time its right to take in kind, or separately dispose of, its share of oil and gas not previously delivered to a purchaser. Any purchase or sale by Operator of any other party's share of oil and gas shall be only for such reasonable periods of time as are consistent with the minimum needs of the Industry under the particular circumstance, but in no event for a period in excess of one (1) year.

12.     Force Majeure.

(a) If Operator is rendered unable, wholly or in part, by force majeure (as hereinafter defined) to carry out its obligations under this Agreement, the Operator shall give to the Developer prompt written notice of the force majeure with reasonably full particulars concerning it; thereupon, the obligations of the Operator, so far as it is affected by the force majeure, shall be suspended during but no longer than, the continuance of the force majeure. Operator shall use all reasonable diligence to remove the force majeure as quickly as possible to the extent the same is within reasonable control.

(b) The term "force majeure" shall mean an act of God, strike, lockout, or other industrial disturbance, act of the public enemy, war, blockade, public riot, lightning, fire, storm, flood, explosion, governmental restraint, unavailability of equipment or materials, plant shut-downs, curtailments by purchasers and any other causes whether of the kind specifically enumerated above or otherwise, which directly precludes Operator's performance hereunder and is not reasonably within the control of the Operator.

(c) The requirement that any force majeure shall be remedied with all reasonable dispatch shall not require the settlement of strikes, lockouts, or other labor difficulty affecting the Operator, contrary to its wishes; the method of handling all such difficulties shall be entirely within the discretion of the Operator.

13.     Term.

This Agreement shall become effective when executed by Operator and the Developer and, except as provided in sub-section (c) of Section 3, shall continue and remain in full force and effect for the productive lives of the wells being operated hereunder.

14.     Governing Law and Invalidity.

This Agreement shall be governed by, construed and interpreted in accordance with the laws of the Commonwealth of Pennsylvania. The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

15.     Integration.

This Agreement, including the Exhibits hereto, constitutes and represents the entire understanding and agreement of the parties with respect to the subject matter hereof and supersedes all prior negotiations, understandings, agreements, and representations relating to the subject matter hereof. No change, waiver, modification, or amendment of this Agreement shall be binding or of any effect unless in writing duly signed by the party against which such change, waiver, modification, or amendment is sought to be enforced.

16.     Waiver of Default or Breach.

No waiver by any party hereto to any default of or breach by any other party under this Agreement shall operate as a waiver of any future default or breach, whether of like or different character or nature.

17.     Notices.

Unless otherwise provided herein, all notices, statements, requests, or demands which are required or contemplated by this Agreement shall be in writing and shall be hand-delivered or sent by registered or certified mail, postage prepaid, to the following addresses until changed by certified or registered letter so addressed to the other party:

(i)     If to Atlas, to:

Atlas Resources, Inc.
311 Rouser Road
Moon Township, Pennsylvania 15108
Attention: President


(ii)     If to Developer, to:

Atlas-Energy for the Nineties-Public #6 Ltd.
c/o Atlas Resources, Inc.
311 Rouser Road
Moon Township, Pennsylvania 15108

Notices which are served by registered or certified mail upon the parties hereto in the manner provided in this Section shall be deemed sufficiently served or given for all purposes under this Agreement at the time such notice shall be mailed as provided herein in any post office or branch post office regularly maintained by the United States Postal Service or any successor to the functions thereof. All payments hereunder shall be hand-delivered or sent by United States mail, postage prepaid to the addresses set forth above until changed by certified or registered letter so addressed to the other party.

18.     Interpretation.

Whenever this Agreement makes reference to "this Agreement" or to any provision "hereof," or words to similar effect, such reference shall be construed to refer to the within instrument unless the context clearly requires otherwise. The titles of the Sections herein have been inserted as a matter of convenience of reference only and shall not control or affect the meaning or construction of any of the terms and provisions hereof. As used in this Agreement, the plural shall include the singular and the singular shall include the plural whenever appropriate.

19.     Counterparts.

The parties hereto may execute this Agreement in any number of separate counterparts, each of which, when executed and delivered by the parties hereto, shall have the force and effect of an original; but all such counterparts shall be deemed to constitute one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement under their respective seals as of the day and year first above written.


Attest

/s/ Bruce M. Wolf,  Secretary
[Corporate Seal]
Attest


Secretary
[Corporate Seal]

ATLAS RESOURCES, INC.

By:     /s/J.R. O'Mara, President

ATLAS-ENERGY FOR NINETIES-PUBLIC #6 LTD.
By its Managing General Partner:

ATLAS RESOURCES, INC.

By:      /s/J. R. O; Mara, President
===========================================================

EXHIBIT 23(a)
Consent of McLaughlin & Courson



McLaughlin & Courson
Certified Public Accountants
2002 Law & Finance Building
Pittsburgh, PA  15219
Phone 412-261-0630



CONSENT OF INDEPENDENT AUDITOR

ATLAS-ENERGY FOR THE NINETIES-PUBLIC #6 LTD.


The firm, as Independent Certified Public Accountants, hereby consents to the use of the audit report dated February 10, 1998, on the balance sheet of Atlas-Energy for the Nineties-Public #6 Ltd., a Pennsylvania Limited Partnership as of December 31, 1997, and the related statements of income, changes in partners' capital accounts and cash flows for the year then ended, in the U.S. Securities and Exchange Commission Form 10-KSB and any amendments thereto for Atlas-Energy for the Nineties-Public #6 Ltd.



McLaughlin & Courson
Certified Public Accountants

/s/McLaughlin & Courson


March 30, 1998
Pittsburgh, Pennsylvania

======================================================================
PART F/S
                    ITEM 13 FINANCIAL STATEMENTS.
                    INDEPENDENT AUDITORS' REPORT

McLaughlin & Courson
2002 Law & Finance Building
Pittsburgh, PA 15219


To the Partners
Atlas-Energy for the Nineties-Public #6 Ltd.
A Pennsylvania Limited Partnership

    We have audited the accompanying balance sheet of Atlas-Energy for the Nineties-Public #6 Ltd., A Pennsylvania Limited Partnership as of December 31, 1997 and the related statements of income and changes in partners' capital accounts and cash flows for the period July 1, 1997 (date of formation) to December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas-Energy for the Nineties-Public #6 Ltd., A Pennsylvania Limited Partnership as of December 31, 1997 and the results of its operations, changes in partners' capital accounts and cash flows for the period July 1, 1997 (date of formation) to December 31, 1997 in conformity with generally accepted accounting principles.

 /s/ McLaughlin & Courson

Pittsburgh, Pennsylvania
February 10, 1998

------------------------------------------------------------------

                          BALANCE SHEET
            ATLAS-ENERGY FOR THE NINETIES-PUBLIC #6 LTD.
               A PENNSYLVANIA LIMITED PARTNERSHIP
                        DECEMBER 31, 1997


                         ASSETS

Cash                                             $    19,459
Interest receivable                                   18,076
Oil and gas well drilling contracts and leases    10,384,508
Organizational and syndication costs               1,485,154
                                               --------------
                                                 $11,907,197
                                               ==============

                LIABILITIES AND PARTNERS' CAPITAL

Advance from Managing General Partner           $     15,000
Partners' capital                                 11,892,197
                                                -------------
                                                 $11,907,197
                                                =============



         STATEMENT OF INCOME AND CHANGES IN PARTNERS' CAPITAL ACCOUNTS
          FROM JULY 1, 1997 (Date of Formation) TO DECEMBER 31, 1997

                                          MANAGING
                                          GENERAL      OTHER
                                          PARTNER     PARTNERS    TOTALS

REVENUE
    Interest income                       $  -0-       $  22,535  $ 22,535


PARTNERS' CAPITAL CONTRIBUTIONS
    Cash                                     -0-       9,901,025   9,901,025
    Organizational and syndications costs 1,485,154      -0-       1,485,154
    Tangible costs                          327,063      -0-         327,063
    Leasehold costs                         156,420      -0-         156,420
                                          ----------    --------- -----------

  PARTNERS' CAPITAL AT END OF YEAR       $1,968,637   $9,923,560  $11,892,197
                                         ==========   =========== ===========



See notes to financial statements






                      STATEMENT OF CASH FLOWS
             ATLAS-ENERGY FOR THE NINETIES-PUBLIC #6 LTD.
               A PENNSYLVANIA LIMITED PARTNERSHIP

    FROM JULY 1, 1997 (Date of Formation) TO DECEMBER 31, 1997



                      Increase ( Decrease ) in Cash

Cash flows from operating activities:
    Interest income                                        $    22,535

Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase in interest receivable                            (18,076)
    Increase in advance from Managing General Partner           15,000
                                                               --------
          Net cash provided by operating activities             19,459

Cash flows used in investing activities:
    Oil and gas well drilling contracts                     (9,901,025)

Cash flows from financing activities:
    Partners' capital contributions                          9,901,025
                                                            ------------

Cash at December 31, 1997                                  $    19,459
                                                           =============

    Supplemental cash flow information:

        Assets contributed by Managing General Partner:
            Tangible costs                                   $  327,063
            Organizational and syndication costs              1,485,154
            Lease costs                                         156,420
                                                             -----------
                                                             $1,968,637
                                                             ===========
See notes to financial statements


                       NOTES TO FINANCIAL STATEMENTS


1.ORGANIZATION AND DESCRIPTION OF BUSINESS

    Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership"), is a Pennsylvania limited partnership which includes Atlas Resources, Inc. ("Atlas"), of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 393 investors as either Limited Partners or Investor General Partners. The Partnership was funded to drill gas wells located primarily in Mercer County, Pennsylvania.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Financial statements are prepared in accordance with generally accepted accounting principles.
    The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized.
    Capitalized costs are expensed at unit cost rates calculated annually based on the estimated volume of recoverable gas and the related costs.
    Oil and gas properties are periodically assessed for impairment of value, and losses recognized at the time of impairment.
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. FEDERAL INCOME TAXES

    The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability. Many provisions of the federal income tax laws are complex and subject to various interpretations.

4. PARTICIPATION IN REVENUES AND COSTS

    Atlas and the other partners will generally participate in revenues and costs in the following manner:
                                                             OTHER
                                                 ATLAS      PARTNERS
        Organization and offering costs           100   %      0   %
        Lease costs                               100   %      0   %
        Revenues                                   25   %     75   %
        Direct operating costs                     25   %     75   %
        Intangible drilling costs                   0   %    100   %
        Tangible costs                             14   %     86   %
        Tax deductions:
         Intangible drilling and development costs  0   %    100   %
         Depreciation                              14   %     86   %
         Depletion allowances                      25   %     75   %

5. TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

    The Partnership has entered into the following significant transactions with Atlas and its affiliates for wells in the Mercer County Area.

        Drilling contracts to drill and complete Partnership wells at a cost of $37.39 per foot on completed wells.
        Administrative costs at $75 per well per month
        Well supervision fees initially of $275 per well per month plus the cost of third party materials and services
        Reimbursement of gas transportation and marketing charges
        Anthem Securities, an affiliated company, participated in the sale of the subscriptions to investors.

6. PURCHASE COMMITMENT

    Subject to certain conditions, investor partners may present their interests beginning in 2001 for purchase by Atlas. Atlas is not obligated to purchase more than 5% of the units in any calendar year.

7. SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE

    Atlas will subordinate a part of its partnership revenues in an amount up to 10% of production revenues of the Partnership net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the Participants.

8. INDEMNIFICATION

    In order to limit the potential liability of the investor general partners, Atlas and The Atlas Group, Inc. (parent company of Atlas) have agreed to indemnify each investor general partner from any liability incurred which exceeds such partner's share of Partnership assets.

================================================================
List "A"

Prospects deleted by Managing Genaral Partner

          Well Name

          George #2
          Kaltenbaugh #2
          Kingery #2
          McCartney #1
          Oakes #3
          Plants #1
          Rick #1
          Roman #1
          Tenney U. #1
          Wiese #1
          Whyte #4
          Williams #4
=======================================================
LIST "B"

Replacement Prospects added by Managing General Partner

          Well Name

          Wilson #5
          Malaniak Unit #1
          Tait #6
          Byler Unit #20
          Reed #3
          R. McKean #3
          R. McKean #1-122
          Troples #1
          Lehman #1
          King #3
          Lapinski Unit #3
          Byler #21
          Lang Unit #1
          Martin #2
          S.V. Beagle Club #1
          Minteer #1
          Byler #29
          Byler #24
          Jordon #4
          Gibson #2
          Byler #31
          Seamans #3
          Hostetler #5
          W. Resv Spt Club
          Wengerf Unit #2A
          Byler Unit #26
          Byler #25
          Byers #2
          North #3
          Vandervort #1
          Brocklehurst #3
          Oakes Unit #2
          Seamans #2
==========================================================

LIST "C"

Partnership's NWI in Prospects as of March 31, 1998

WELL
NO.     WELL NAME             NWI

8106     Wilson #5           100.00%
8101     Byler #18            50.00%
8087     McDowell #16        100.00%
8112     Kempf #1            100.00%
8139     Byler #19            50.00%
8088     McDowell #17        100.00%
8146     Malaniak Unit #1    100.00%
8151     Tait #6             100.00%
8148     Piepenhagen #3       50.00%
8140     Byler Unit #20       50.00%
8115     Piepenhagen #2      100.00%
8172     Reed #3             100.00%
8144     Ferris #1           100.00%
8143     Detweiler #4        100.00%
8114     Palmer #2           100.00%
8128     Stallsmith #1       100.00%
8135     R. McKean #3         50.00%
8116     Bentley #1          100.00%
8113     R. McKean #1-122     50.00%
8201     Troples #1          100.00%
8169     Lehman #1           100.00%
8103     King #3              50.00%
8061     Hissom #2            50.00%
8192     Lapinski Unit #3    100.00%
8098     Burk #1             100.00%
8137     Byler #21            50.00%
8211     Lang Unit #1        100.00%
8194     Martin #2           100.00%
8138     Bentley Unit #2     100.00%
7985     Plummer Unit #1     100.00%
8174     S. V. Beagle Club # 100.00%
8205     Root #2             100.00%
8090     Minteer #1           50.00%
8182     Byler #29           100.00%
8141     McKean #2           100.00%
8210     Jenkins Unit #2     100.00%
8158     Byler #24            50.00%
8150     Jordan #4            50.00%
8104     Gibson #2            50.00%
8203     Kennedy #2          100.00%
8137     Byler #31           100.00%
8206     Winder #3           100.00%
8197     Seamans #3          100.00%
8168     Hostetler #5         50.00%
8152     W Resv Spt Clb       50.00%
8142     McKean #3           100.00%
8177     Wengerd Unit #2A    100.00%
8179     Byler Unit #26       50.00%
8204     Byler #25           100.00%
8215     Byers #2             50.00%
8147     North #3             50.00%
8129     Vandervort #1       100.00%
8200     Brocklehurst #3      50.00%
         Oakes Unit #2        50.00%
         Seamans #2           45.00%

=========================================================