Form 10KSB/A
period 1997-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 1998-04-30
CIK 1042413

U.S.  Securities  and  Exchange  Commission

                         Washington,  D.C.    20549
                                  AMENDED
                                FORM  10-KSB
(Mark  One)

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

                        Commission  file  number    333-31681

                     Atlas-Energy  for  the  Nineties-Public  #6  Ltd.
                   (Name  of  small  business  issuer  in  its  charter)

         Pennsylvania                               23-2888337
    (State or other jurisdiction of       (I.R.S.Employer Identification No,)
    incorporation  or  organization)

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

                                     None
                               (Title  of  Class)

     Check  whether  the  issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X
     ----
No   ____

     Check  if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB  or  any  amendment  to  this  Form  10-KSB.    [  X  ]


     State  issuer's  revenues  for  its  most recent fiscal year.
                                $ -0-

     State  the  aggregate  market  value  of  the  voting  stock  held
     by non-affiliates  of  the  Registrant.    Not  Applicable.

     Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes   X          No
------------------------------------------------------------------------

                              March 31, 1998

            1997 Fiscal Year Annual Report to Participants in Atlas-Energy for the Nineties-Public #6 Ltd.
        Pursuant to Section 4.03(b)(1) of the Partnership Agreement

(a) Audited financial statements of the Partnership for the fiscal year ending December 31, 1997, are included in this report.

(b) The Partnership prepaid the drilling and operating funds according to the Drilling and Operating Agreement with Atlas Resources, Inc. ("Atlas") on December 31, 1997 in an amount equal to $7,918,110, in order to claim a 1997 deduction for intangible drilling and development costs of wells to be drilled in 1998. No other fees or compensation were paid to Atlas in 1997 and Atlas did not receive any reimbursement for Administrative Costs in 1997.

(c) The following table describes the Partnership's fifty-five (55) gross wells a total of 44.45 net wells.
                                                            Net
                    Approx.                                 Working     Revenue
 Well               Cost          Location          Acres   Interest     Interest
Bentley #1          $3,600     Mercer Co., PA       50          100%          87.50%
Bentley Unit#2      $3,600     Mercer Co., PA       50          100%          87.50%
Brocklehurst #3     $1,800     Mercer Co., PA       37.88        50%          43.75%
Burk #1             $3,600     Mercer Co., PA       50          100%          87.50%
Byers #2            $1,800     Mercer Co., PA       50           50%          43.75%
Byler #18           $1,800     Lawrence Co., PA     50          100%          87.50%
Byler #19           $1,800     Lawrence Co., PA     50          100%          87.50%
Byler #21           $3,600     Lawrence Co., PA     50           50%          43.75%
Byler #24           $3,600     Lawrence Co., PA     50           50%          43.75%
Byler #25           $3,600     Lawrence Co., PA     50          100%          87.50%
Byler #29           $3,600     Lawrence Co., PA     50          100%          87.50%
Byler #31           $3,600     Lawrence Co., PA     50          100%          87.50%
Byler Unit #20      $3,600     Lawrence Co., PA     50           50%          43.75%
Byler Unit #26      $3,600     Lawrence Co., PA     50           50%          87.50%
Detweiler #4        $1,800     Lawrence Co., PA     50          100%          87.50%
Ferris #1           $1,800     Mercer Co., PA       50          100%          87.50%
Gibson #2           $1,800     Lawrence Co., PA     50           50%          43.75%
Hissom #2           $3,600     Mercer Co., PA       50          100%          87.50%
Hostetler #5        $1,800     Lawrence Co., PA     50           50%          43.75%
Jenkins Unit #2     $3,600     Mercer Co., PA       50          100%          87.50%
Jordan #4           $1,800     Mercer Co., PA       50           50%          43.75%
Kempf #1            $3,600     Mercer Co., PA       50          100%          87.50%
Kennedy #2          $3.600     Mercer Co., PA       50          100%          87.50%
King #3             $1,800     Mercer Co., PA       50           50%          43.75%
Lang Unit #1        $3,600     Mercer Co., PA       40          100%          84.375%
Lapinski Unit #3    $3,600     Mercer Co., PA       50          100%          87.50%
Lehman #1           $3,600     Lawrence Co., PA     50          100%          87.50%
Malaniak Unit #1    $3,600     Lawrence Co., PA     50          100%          87.50%
Martin #2           $3,600     Mercer Co., PA       50          100%          87.50%
McCartney #1        $3.600     Mercer Co., PA       50          100%          87.50%
McDowell #16        $3,600     Mercer Co., PA       50          100&          87.50%
McDowell #17        $3,600     Mercer Co., PA       50          100%          87.50%
McKean #2           $3,500     Mercer Co., PA       50          100%          87.50%
McKean #3           $1,800     Mercer Co., PA       50          100%          87.50%
Minteer #1          $1,800     Mercer Co., PA       50           50%          43.75%
North #3            $1,800     Mercer Co., PA       40           50%          43.75%
Oakes Unit #2       $1,800     Mercer Co., PA       50           50%          87.50%
Palmer #2           $1,800     Mercer Co., PA       50          100%          87.50%
Piepenhagen #2      $1,800     Mercer Co., PA       50          100%          87.50%
Piepenhagen #3      $1,800     Mercer Co., PA       45           50%          43.75%
Plummer Unit#1      $3,600     Mercer Co., PA       50          100%          87.50%
R.McKean#1-122      $1,800     Mercer Co., PA       50           50%          43.75%
R.McKean #3         $1,800     Mercer Co., PA       50           50%          43.75%
Reed #3             $3,600     Lawrence Co., PA     50          100%          87.50%
Root #2             $3,600     Mercer Co., PA       50          100%          87.50%
S.V.Beagle Club#1   $3,600     Lawrence Co., PA     50          100%          87.50%
Seamans #2          $1,620     Mercer Co., PA       45           45%          39.375%
Seamans #3          $33,600    Mercer Co., PA       40          100%          87.50%
Stallsmith #1       $3,600     Mercer Co., PA       35          100%          84.375%
Tait #6             $3,600     Mercer Co., PA       45          100%          87.50%
Troples #1          $3,600     Mercer Co., PA       50          100%          84.375%
Vandervort #1       $3,600     Mercer Co., PA       50          100%          87.50%%
W.Resv Spt Clb      $1,800     Mercer Co., PA       50           50%          43.75%
Wengerd Unit #2A    $3,600     Lawrence Co., PA     35          100%          87.50%
Wilson #5           $3,600     Lawrence Co., PA     50          100%          87.50%
Winder #3           $3,600     Mercer Co., PA       50          100%          87.50%


      The Partnership was closed on December 31, 1997 and 35 prospects were designated by the Managing General Partner in the Prospectus. Prospects deleted by Managing General Partner from that list are:

          George #2
          Kaltenbaugh #2
          Kingery #2
          McCartney #1
          Oakes #3
          Plants #1
          Rick #1
          Roman #1
          Tenney U. #1
          Wiese #1
          Whyte #4

Replacement Prospects added by Managing General Partner

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


(b) There were no farmins and joint ventures in 1997.


(c)     The Partnership had its initial and final closing on December
31, 1997, and was funded with subscriptions of $9,901,025 from investors.  Also, on December 31, 1997, Atlas, as Managing General
Partner, was credited with a capital contribution of $1,968,637 because of certain expenditures it made on behalf of the
Partnership and certain prospects it contributed to the
Partnership.  The Partnership had no revenues in 1997.  The
following schedule reflects the payment of Partnership costs in
1997:
                                     Atlas          Participants     Total
                                                                   Partnership
                                %      Amount       %   Amount      Costs

Organizing and Offering Costs  100%  $1,485,154    -0-    -0-      $1,485,154
Lease Costs                    100%     156,420    -0-    -0-       156,420(1)
Operating Costs                 25%       -0-      75%    -0-         -0-
Tangible Drilling Costs         14%     327,063    86% $1,982,915   2,309,978
Intangible Drilling Costs       -0-       -0-     100%  7,918,110   7,918,110
                              -----------------------------------------------
          TOTAL                         $1,968,637      $9,901,025 $11,869,662

(1) Credit to Atlas for contribution of Leases.

(c) A quarterly cash receipts and disbursements statement will be provided after the Partnership commences its operational phase.

(2) 1997 Partner Form 1065 (K-1) was mailed to each partner on February 20, 1998.

Audited Financial Statements Previously filed in the Form 10KSB for the Period ending December 31, 1997 and received on March 31, 1998.


DATED: April  30, 1998
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy  for  the  Nineties-Public  #6  Ltd.

By:    (Signature  and  Title):
       Atlas Resources, Inc., Managing General Partner

By      (Signature  and  Title):          /s/  James  R.  O'Mara
                                          ----------------------
     James  R.  O'Mara,  President,  Chief  Executive  Officer
     and  a  Director
Date: April  30, 1998


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    (Signature  and  Title):          /s/  Charles  T.  Koval
                                        -----------------------
     Charles  T.  Koval,  Chairman  of  the  Board  and  a  Director
Date: April  30, 1998


By    (Signature  and  Title):          /s/  James  R.  O'Mara
                                        ----------------------
     James  R.  O'Mara,  President,  Chief  Executive  Officer  and
       a  Director
Date: April  30, 1998


By    (Signature  and  Title):          /s/  Bruce  M.  Wolf
                                        --------------------
     Bruce  M.  Wolf,  General  Counsel,  Secretary  and  a  Director
Date: April  30, 1998


By    (Signature  and  Title):          /s/  Tony    C.  Banks
                                        ----------------------
     Tony  C.  Banks,  Vice  President  of Finance and Chief Financial Officer
Date:    April  30, 1998