Form 10QSB
period 1998-03-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 1998-05-08
CIK 1042413

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1998

       [   ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________  to  __________

                      Commission file number 333-31681

                Atlas-Energy for the Nineties-Public #6 Ltd.
               (Name of small business issuer in its charter)

       Pennsylvania                               23-2888337
(State or other jurisdiction of       ( I.R.S. Employer identification No.)
incorporated or organization)


           311 Rouser Road, Moon Township, Pennsylvania  15108
          (Address of principal executive offices)   (Zip Code)

                     Issuer's telephone (412) 262-2830

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
Transitional Small Business Disclosure Format (check one):
Yes   X     No
-----------------------------------------------------------------------------

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership") for the period January 1, 1998 to March 31, 1998

Item 2.  Description of Business

The Partnership has spudded approximately 44.45 net wells to the Clinton/Medina formation in Mercer and Lawrence Counties, Pennsylvania. As of March 31, 1998, 23.5 net wells are in production. The first quarterly distribution will be on June 8, 1998 for natural gas production during January, February and March, 1998.

Net Production revenue for the three months was $130,776 which includes pumpers fees of $275.00 per month per well. Expenses for this period include $75.00 per month per well for administrative costs.

For the next twelve months management believes that the Partnership has adequate capital. No other wells will be drilled and, therefore, no additional funds will be required.

Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties.

                                  PART II

Item 1.  Legal Proceeding
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
              As of March 31, 1998 and December 31, 1997

                       BALANCE SHEET -  (UNAUDITED)

ASSETS                                     3/31/98      12/31/97    Increase
                                                                   (Decrease)
-----------------------------------------------------------------------------
Cash                                     $      181   $   19,459  $ (19,278)
Accounts receivable                         130,776       18,076    112,700
                                            -------      -------   ---------
TOTAL CURRENT ASSETS                        130,957       37,535     93,422

Oil and gas wells and leases             10,286,600   10,384,508    (97,908)
Organizational and syndication costs      1,471,152    1,485,154    (14,002)
                                         ----------   ----------  ----------
              TOTAL ASSETS              $11,888,709  $11,907,197  $ (18,488)
                                         ==========   ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $   13,451       15,000     (1,549)
Partners' capital                       11,875,258   11,892,197    (16,939)
                                        ----------   ----------   ---------
TOTAL LIABILITIES AND PARTNERS CAPITAL $11,888,709  $11,907,197   $(18,488)
                                        ==========   ==========   =========

--------------------------------------------------------------------------

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
             For the three months ended March 31, 1998 and 1997

                             Three Months Ended        First Quarter Ended
                                  March 31,                  March 31,
                               1998       1997             1998       1997
                             ------------------         -------------------

REVENUE
Natural gas sales           $165,272   $  -0-         $165,272   $  -0-
Less direct operating costs:
Royalty interest              20,708      -0-           20,708      -0-
Other                         13,788      -0-           13,788      -0-
                           ----------  --------        ---------   --------
                              34,496      -0-           34,496      -0-
                           ----------  --------        ---------   --------
Net Production Revenues      130,776      -0-          130,776      -0-
Interest Income                   79      -0-               79      -0-
                           ----------  --------        ---------   --------
Total Revenue                130,855      -0-          130,855      -0-

EXPENSES
Depletion and depreciation
 of oil and gas wells and
 leases                       97,908      -0-             97,908      -0-
Amortization of organization
 and syndication costs        14,002      -0-             14,002      -0-
General and administrat. fees  2,664      -0-              2,664      -0-
Professional fees             10,153      -0-             10,153      -0-
Other                            529      -0-                529      -0-
                           ----------   -------          -------    -------
Total Expenses               125,256      -0-            125,256      -0-
                           ----------   -------          -------    -------
NET (LOSS)                  $  5,599    $ -0-           $  5,599    $ -0-
                           ==========   ========        =========   ========

-----------------------------------------------------------------------------
                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS (UNAUDITED)
              For the three months ended March 31, 1998 and 1997

                                                   Three Months Ended
                                                        March 31,
                                                     1998      1997
                                                  --------------------
                        Increase (Decrease) in Cash

Cash flows from operating activities
Net Income                                        $  5,599   $  -0-
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depletion and depreciation                          97,908      -0-
Amortization                                        14,002      -0-
(Increase) accounts receivable                    (112,700)     -0-
(Decrease) in accounts payable                      (1,549)     -0-
                                                -----------  ----------
Net cash provided by operating activities            3,260      -0-

Cash flows used in financing activities:
Distributions to Partners                          (22,538)     -0-
                                                 ----------  ---------
Net (Decrease) in Cash                             (19,278)     -0-

Cash at beginning of period                         19,459      -0-
                                                 ----------  ---------
Cash at end of period                               $  181    $ -0-
                                                 ==========  =========
---------------------------------------------------------------------

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                For the three months ended March 31, 1998


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1998             $1,968,637   $9,923,560 $11,892,197

Participation in revenue and expenses:

Natural gas sales                          32,694       98,082     130,776
Interest                                       20           59          79
Depletion and depreciation              (   4,524)  (   93,384)   ( 97,908)
Amortization                            (  14,002)           0     (14,002)
Other costs                             (   3,336)  (   10,010)    (13,346)
                                       -----------   ----------    --------
Net income  (loss)                         10,852   (    5,253)      5,599

Distributions                               -0-      (  22,538)   ( 22,538)
                                       -----------  -----------  ----------
BALANCE AT MARCH 31, 1998              $1,979,489   $9,895,769 $11,875,258
                                       ===========  ==========  ==========
-----------------------------------------------------------------------------
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            March 31, 1998

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of March 31, 1998 and for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1997 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

2.      SIGNIFICANT ACCOUNTING POLICIES

The Partnership uses the successful efforts method of accounting for oil and gas activities. Costs to acquire mineral interests in oil and gas properties, drill and equip wells and organizational and syndication costs are capitalized. Oil and gas properties are periodically assessed and when unamortized costs exceed expected future net cash flows, a loss is recognized by a charge to income.

Capitalized costs of oil and gas wells, leases and organization and syndication costs are depreciated, depleted and amortized by the unit of production method.
-----------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Results of Operations
---------------------

Three Months (Quarter) Ended March 31, 1998
-------------------------------------------

The Partnership commenced production in January, 1998. Net production revenue for the three months ended March 31, 1998 amounted to $130,776. The Partnership's net production revenue of $130,776 resulted from the production of 67,314 Mcf's at an average rate of $2.46/Mcf, net of operating costs.

Financial Position
------------------

Liquidity
---------

The partnership's working capital increased 421.4% from $22,535 at December 31, 1997 to $117,506 at March 31, 1998. The increase is attributable to the commencement of natural gas production which resulted in higher receivables for gas produced but not yet sold at the end of the reporting period.

Capital Resources
-----------------

There were no new material commitments for capital expenditures during the period and the Partnership does not expect any in the foreseeable future.


                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Atlas-Energy for the Nineties--Public #6 Ltd.

By   (Signature and Title):                     Atlas Resources, Inc.,
                                                Managing General Partner

By   (Signature and Title):                  /s/ James R. O'Mara
                                                 James R. O'Mara
                         President, Chief Executive Officer and a Director

Date:   March 31, 1998

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   March 31, 1998

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   March 31, 1998

------------------------------------------------------------------------