Form 10QSB
period 1998-06-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 1998-08-05
CIK 1042413

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1998

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

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership") for the period January 1, 1998 to June 30, 1998

Item 2.  Description of Business

The Partnership has spudded approximately 44.45 net wells to the Clinton/Medina formation in Mercer and Lawrence Counties, Pennsylvania. As of June 30, 1998, all 44.45 net wells were in production. The first quarterly distribution was on June 8, 1998 for natural gas production during January, February and March, 1998.

Net Production revenue for the six months was $571,634 which includes pumpers fees of $275.00 per month per well. Expenses for this period include $75.00 per month per well for administrative costs.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
              As of June 30, 1998 and December 31, 1997

                       BALANCE SHEET -  (UNAUDITED)

ASSETS                                     6/30/98      12/31/97    Increase
                                                                   (Decrease)
-----------------------------------------------------------------------------
Cash                                     $      511   $   19,459  $ (18,948)
Accounts receivable                         440,858       18,076    422,782
                                            -------      -------   ---------
TOTAL CURRENT ASSETS                        441,369       37,535    403,834

Oil and gas wells and leases              9,862,192   10,384,508   (522,316)
Organizational and syndication costs      1,414,423    1,485,154    (70,731)
                                         ----------   ----------  ----------
              TOTAL ASSETS              $11,717,984  $11,907,197  $(189,213)
                                         ==========   ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $    8,807       15,000     (6,193)
Partners' capital                       11,709,177   11,892,197   (183,020)
                                        ----------   ----------   ---------
TOTAL LIABILITIES AND PARTNERS CAPITAL $11,717,984  $11,907,197  $(189,213)
                                        ==========   ==========   =========

--------------------------------------------------------------------------

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
             For the six months ended June 30, 1998 and 1997

                             Six Months Ended        Second Quarter Ended
                                  June 30,                  June 30,
                               1998       1997             1998       1997
                             ------------------         -------------------

REVENUE
Natural gas sales           $744,640   $  -0-         $579,368   $  -0-
Less direct operating costs:
Royalty interest              93,136      -0-           72,427      -0-
Other                         79,870      -0-           66,082      -0-
                           ----------  --------        ---------   --------
                             173,006      -0-          138,510      -0-
                           ----------  --------        ---------   --------
Net Production Revenues      571,634      -0-          440,858      -0-
Interest Income                  437      -0-              358      -0-
                           ----------  --------        ---------   --------
Total Revenue                572,071      -0-          441,216      -0-

EXPENSES
Depletion and depreciation
 of oil and gas wells and
 leases                      493,468      -0-            473,424      -0-
Amortization of organization
 and syndication costs        70,731      -0-             56,729      -0-
General and administrat. fees 11,418      -0-              8,755      -0-
Professional fees             10,153      -0-                -0-      -0-
Other                            611      -0-                 82      -0-
                           ----------   -------          -------    -------
Total Expenses               586,381      -0-            538,990      -0-
                           ----------   -------          -------    -------
NET (LOSS)                  $(14,310)   $ -0-           $(97,774)   $ -0-
                           ==========   ========        =========   ========

-----------------------------------------------------------------------------
                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS (UNAUDITED)
              For the six months ended June 30, 1998 and 1997

                                                   Six Months Ended
                                                        June 30,
                                                     1998      1997
                                                  --------------------
                        Increase (Decrease) in Cash

Cash flows from operating activities
Net (Loss)                                        $(14,310)  $  -0-
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depletion and depreciation                         493,468      -0-
Amortization                                        70,731      -0-
(Increase) accounts receivable                    (422,782)     -0-
(Decrease) in accounts payable                      (6,193)     -0-
                                                -----------  ----------
Net cash provided by operating activities          120,914      -0-

Cash flows used in financing activities:
Distributions to Partners                         (139,862)     -0-
                                                 ----------  ---------
Net (Decrease) in Cash                             (18,948)     -0-

Cash at beginning of period                         19,459      -0-
                                                 ----------  ---------
Cash at end of period                               $  511    $ -0-
                                                 ==========  =========
---------------------------------------------------------------------------

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                For the six months ended June 30, 1998


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1998             $1,968,637   $9,923,560 $11,892,197

Partners' capital contributions:

Intangible drilling costs                       0      (10,555)    (10,555)
Tangible costs                            (18,292)           0     (18,292)

Participation in revenue and expenses:

Natural gas sales                         142,909      428,725     571,634
Interest                                      109          328         437
Depletion and depreciation              (  22,281)  (  471,187)   (493,468)
Amortization                            (  70,731)           0     (70,731)
Other costs                             (   5,546)  (   16,637)    (22,183)
                                       -----------   ----------    --------
Net income  (loss)                         44,460   (   58,771)    (14,310)

Distributions                               -0-      ( 122,264)   (139,862)
                                       -----------  -----------  ----------
BALANCE AT JUNE 30, 1998               $1,977,207   $9,731,970 $11,709,177
                                       ===========  ==========  ===========
-----------------------------------------------------------------------------
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            June 30, 1998

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of June 30, 1998 and for the six months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1997 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

Results of Operations
---------------------

Six Months Ended June 30, 1998
-------------------------------------------

The Partnership commenced production in January, 1998. Net production revenue for the six months ended June 30, 1998 amounted to $571,634. The Partnership's net production revenue of $571,634 resulted from the production of 339,368 Mcf's at an average rate of $2.19/Mcf, net of operating costs.

Financial Position
------------------

Liquidity
---------

The partnership's working capital increased 1819.5% from $22,535 at December 31, 1997 to $432,562 at June 30, 1998. The increase is attributable to the commencement of natural gas production for new wells turned on-line during the quarter, which resulted in higher receivables for gas produced but not yet sold at the end of the reporting period.

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

Date:   June 30, 1998

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   June 30, 1998

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   June 30, 1998

------------------------------------------------------------------------