Form 10QSB
period 1998-09-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 1998-11-06
CIK 1042413

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

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership") for the period January 1, 1998 to Sept. 30, 1998

Item 2.  Description of Business

The Partnership has spudded approximately 44.45 net wells to the Clinton/Medina formation in Mercer and Lawrence Counties, Pennsylvania. As of Sept. 30, 1998, all 44.45 net wells were in production. The first quarterly distribution was on June 8, 1998 for natural gas production during January, February and March, 1998.

Net Production revenue for the nine months was $1,060,454 which includes pumpers fees of $275.00 per month per well. Expenses for this period include $75.00 per month per well for administrative costs.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
              As of Sept. 30, 1998 and December 31, 1997

                       BALANCE SHEET -  (UNAUDITED)

ASSETS                                     9/30/98      12/31/97    Increase
                                                                   (Decrease)
-----------------------------------------------------------------------------
Cash                                     $      652   $   19,459  $ (18,807)
Accounts receivable                         488,820       18,076    470,744
                                            -------      -------   ---------
TOTAL CURRENT ASSETS                        489,472       37,535    451,937

Oil and gas wells and leases              9,399,279   10,384,508   (985,229)
Organizational and syndication costs      1,348,034    1,485,154   (137,120)
                                         ----------   ----------  ----------
              TOTAL ASSETS              $11,236,785  $11,907,197  $(670,412)
                                         ==========   ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $   18,915       15,000      3,915)
Partners' capital                       11,217,870   11,892,197   (674,327)
                                        ----------   ----------   ---------
TOTAL LIABILITIES AND PARTNERS CAPITAL $11,236,785  $11,907,197  $(670,412)
                                        ==========   ==========   =========

--------------------------------------------------------------------------

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
             For the nine months ended Sept. 30, 1998 and 1997

                             Nine Months Ended        Third Quarter Ended
                                  Sept. 30,                  Sept. 30,
                               1998       1997             1998       1997
                             ------------------         -------------------

REVENUE
Natural gas sales         $1,387,910   $  -0-         $643,270   $  -0-
Less direct operating costs:
Royalty interest             173,406      -0-           80,270      -0-
Other                        154,050      -0-           74,180      -0-
                           ----------  --------        ---------   --------
                             327,456      -0-          154,450      -0-
                           ----------  --------        ---------   --------
Net Production Revenues    1,060,454      -0-          488,820      -0-
Interest Income                2,680      -0-            2,243      -0-
                           ----------  --------        ---------   --------
Total Revenue              1,063,134      -0-          491,063      -0-

EXPENSES
Depletion and depreciation
 of oil and gas wells and
 leases                      956,381      -0-            560,821      -0-
Amortization of organization
 and syndication costs       137,120      -0-             80,391      -0-
General and administrat. fees 21,615      -0-             10,197      -0-
Professional fees             10,233      -0-                 80      -0-
Other                            794      -0-                183      -0-
                           ----------   -------          -------    -------
Total Expenses             1,126,143      -0-            651,672      -0-
                           ----------   -------          -------    -------
NET (LOSS)                  $(63,009)   $ -0-          $(160,609)   $ -0-
                           ==========   ========        =========   ========

-----------------------------------------------------------------------------
                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS (UNAUDITED)
              For the nine months ended Sept. 30, 1998 and 1997

                                                   Nine Months Ended
                                                        Sept. 30,
                                                     1998      1997
                                                  --------------------
                        Increase (Decrease) in Cash

Cash flows from operating activities
Net (Loss)                                        $(63,009)  $  -0-
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depletion and depreciation                         956,381      -0-
Amortization                                       137,120      -0-
(Increase) accounts receivable                    (470,744)     -0-
(Decrease) in accounts payable                       3,915     -0-
                                                -----------  ----------
Net cash provided by operating activities          563,663      -0-

Cash flows used in financing activities:
Distributions to Partners                         (582,470)     -0-
                                                 ----------  ---------
Net (Decrease) in Cash                             (18,807)     -0-

Cash at beginning of period                         19,459      -0-
                                                 ----------  ---------
Cash at end of period                               $  652    $ -0-
                                                 ==========  =========
---------------------------------------------------------------------------

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                For the nine months ended Sept. 30, 1998


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1998             $1,968,637   $9,923,560 $11,892,197

Partners' capital contributions:

Intangible drilling costs                       0      (10,555)    (10,555)
Tangible costs                            (18,292)           0     (18,292)

Participation in revenue and expenses:

Natural gas sales                         265,114      795,340   1,060,454
Interest                                      670        2,010       2,680
Depletion and depreciation              (  43,061)  (  913,320)   (956,381)
Amortization                            ( 137,120)           0    (137,120)
Other costs                             (   8,160)  (   24,482)    (32,642)
                                       -----------   ----------    --------
Net income  (loss)                         77,443   (  140,452)    (63,009)

Distributions                             (82,406)   ( 500,064)   (582,470)
                                       -----------  -----------  ----------
BALANCE AT JUNE 30, 1998               $1,945,382   $9,272,489 $11,217,870
                                       ===========  ==========  ===========
-----------------------------------------------------------------------------
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            Sept. 30, 1998

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of Sept. 30, 1998 and for the nine months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1997 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

Results of Operations
---------------------

Nine Months Ended Sept. 30, 1998
-------------------------------------------

The Partnership commenced production in January, 1998. Net production revenue for the nine months ended Sept. 30, 1998 amounted to $1,060,454. The Partnership's net production revenue of $1,060,454 resulted from the production of 657,745 Mcf's at an average rate of $2.11/Mcf, net of operating costs.

Financial Position
------------------

Liquidity
---------

The partnership's working capital increased 1988% from $22,535 at December 31, 1997 to $470,557 at Sept. 30, 1998. The increase is attributable to the commencement of natural gas production for new wells turned on-line during the quarter, which resulted in higher receivables for gas produced but not yet sold at the end of the reporting period.

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

Date:   Sept. 30, 1998

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   Sept. 30, 1998

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   Sept. 30, 1998

------------------------------------------------------------------------