Form 10KSB
period 1998-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 1999-04-15
CIK 1042413

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-KSB

(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended December 31, 1998

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from  to

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


State issuer's revenues for its most recent fiscal year. $1,721,899

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

Transitional Small Business Disclosure Format (check one):

Yes     X        No
================================================================
PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership") was formed under the Pennsylvania Revised Uniform Limited Partnership Act on July 1, 1997, with Atlas Resources, Inc. ("Atlas") as Managing General Partner. The Partnership had its final closing on December 31, 1997, and was funded with total subscriptions of $9,901,025 to drill natural gas development wells. Also, the Managing General Partner was credited with a total capital contribution of $1,968,637 because of certain expenditures it made on behalf of the Partnership and certain prospects it contributed to the Partnership.
The Partnership has not filed bankruptcy nor has the Partnership been involved in any material reclassification, merger, consolidation, receivership or similar proceeding or purchase or sale of a significant amount of assets not in the ordinary course of business.

The Partnership was funded to drill natural gas development wells with the objective being the discovery and production of natural gas in commercially marketable quantities. The initial closing date was December 1, 1997, and the Partnership began its drilling activities pursuant to the drilling and operating agreement. Additionally, the Partnership prepaid drilling costs pursuant to the drilling and operating agreement on December 31, 1997, in an amount equal to $7,918,110, in order to claim a 1997 deduction for intangible drilling and development costs of wells to be drilled in 1998. The drilling and operating agreement provided that a total of 44.45 development wells would be drilled to the Clinton/Medina geological formation in Mercer and Lawrence Counties, Pennsylvania. Atlas and its affiliates had sufficient leasehold inventory to provide the prospects to be developed by the Partnership. See "Description of Property."

For the next 12 months management believes that the Partnership has adequate capital in order to conduct its operations. The Partnership had sufficient capital resources from the closings to drill and develop approximately 44.45 net wells. No other wells will be drilled and therefore no additional funds will be required. The payment of operation and maintenance costs did not begin until the Partnership wells began to generate revenue. Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates. Atlas, however, is not contractually committed to make such a loan. The amount that may be borrowed by the Partnership from Atlas and its affiliates, if any amounts are borrowed, may not at any time exceed 5% of the Partnership subscription. No borrowings will be obtained from third parties.

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

The Clean Air Act Amendments of 1990 contain incentives for the future development of "clean alternative fuel," which includes natural gas and liquefied petroleum gas for "clean-fuel vehicles." The
Partnership believes the amendments ultimately will have a beneficial effect on natural gas markets and prices.

The Managing General Partner is responsible for selling the Partnership's gas and oil production. Atlas' policy is to treat all wells in a given geographic area equally. This reduces certain potential conflicts of interest among the owners of the various wells, including the Partnership, concerning to whom and at what price the gas will be sold. Atlas calculates a weighted average selling price for all the gas sold in the geographic area, such as the Mercer County area. To arrive at the average weighted selling price the money received from the sale of all the gas sold to its customers in a geographic area is divided by the volume of all gas sold from the wells in the area. On occasion, Atlas has reduced the amount of production it normally sells on the spot market until the spot market price increased. Atlas, however, has not voluntarily restricted its gas production in the past two years. (See "Properties - Production.")

In the Mercer County area, a portion of the Partnership's gas is transported through Atlas' own pipeline system and sold directly to industrial end-users in the area where the wells were drilled. This will generally result in the Partnership receiving higher prices for the gas than if the gas were transported a farther distance through interstate pipelines because of increased transportation charges. The remainder of the Partnership's gas from the Mercer County area will be transported through Atlas' and its affiliates' pipelines to the interconnection points maintained with Tennessee Gas Transmission Co., National Fuel Gas Supply Corporation, National Fuel Gas Distribution Company, East Ohio Natural Gas Company and Peoples Natural Gas Company. These delivery points are utilized by Atlas Gas Marketing, Inc. to service its end-user markets in the northeast United States which include in excess of 300 customers. Atlas is currently delivering an average 27,000 MCF of natural gas per day from the Mercer County area to all the aforementioned markets and has the capacity of delivering 33,000 MCF per day from the Mercer County area. Atlas anticipates that Wheatland Tube Company and Carbide Graphite each will purchase approximately 10% to 15% of the Partnership's gas production in 1999 pursuant to gas contracts between them and an affiliate of Atlas, and it is possible that other purchasers of the Partnership's gas production may account for 10% of the Partnership's gas sales revenues in 1999. (See "Financial Statements.")

In order to optimize the price it receives for the sale of natural gas, Atlas markets portions of the gas through long term contracts, short term contracts, and monthly spot sales. The marketing of natural gas production has been influenced by the availability of certain financial instruments, such as gas futures contracts, options and swaps which, when properly utilized as hedge instruments, provide producers or consumers of gas with the ability to lock in the price which will ultimately be paid for the future deliveries of gas. Atlas is utilizing financial instruments to hedge the price risk of a portion of all of its programs' gas production which would include the Partnership. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, Atlas has established an Energy Price Risk Committee, whose responsibility will be to ascertain that all financial trading is done in compliance with hedging policies and procedures. Atlas does not intend to contract for positions that it cannot offset with actual production.

There are many companies, partnerships and individuals engaged in natural gas exploration, development and operations in the areas where the Partnership is conducting its activities. The industry is highly competitive in all phases, including the marketing of natural gas and oil. With respect to the marketing of the Partnership's gas and oil the Partnership should, through the use of Atlas' distribution system and Atlas' experienced marketing staff, be able to sell the Partnership's gas, although there can be no assurance of the price to be received by the Partnership for the gas.

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

Although the transportation and sale of gas in interstate commerce remains heavily regulated, FERC has sought to promote greater competition in natural gas markets by encouraging open access transportation by interstate pipelines, with the goal of expanding opportunities for producers to contract directly with local distribution companies and end-users. For example, FERC Order 500 requires interstate pipelines that transport gas for others to provide transportation service to producers, distributors, and all other shippers of natural gas on a non-discriminatory, "first-come, first-served" basis so that producers and other shippers can sell natural gas directly to end-users. FERC Order 636, which became effective in 1992, requires gas pipeline companies to, among other things, separate their sales services from their transportation services; and provide an open access transportation service that is comparable in quality for all gas suppliers. The premise behind FERC Order 636 was that the gas pipeline companies had an unfair advantage over other gas suppliers because they could bundle their sales and transportation services together. FERC Order 636 is designed to create a regulatory environment in which no gas seller has a competitive advantage over another gas seller because it also provides transportation services. It is difficult to assess the effect of the order on the Partnership.

From time to time there are a number of proposals being considered in Congress and in the legislatures and agencies of various states that if enacted would significantly and adversely affect the oil and natural gas industry. Such proposals involve, among other things, limiting the disposal of waste water from wells. At the present time, it is impossible to accurately predict what proposals, if any, will be enacted by Congress or the legislatures and agencies of various states and what effect any proposals which are enacted will have on the activities of the Partnership.

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

The "year 2000 issue" is the result of computer programs being written using two digits, rather than four digits, to identify the year in a date field. Any computer programs using such a system which have date sensitive software will not be able to distinguish between the year 2000 and 1900. This could result in miscalculations or an inability to process transactions, send invoices or engage in similar normal business activities. As is the case with most other businesses, Atlas is in the process of evaluating and addressing Year 2000 compliance of both its information technology and non-information technology systems (collectively, the "Systems").

     Based on a recent assessment by Atlas, Atlas believes that the Systems for its energy operations have completed approximately 85% of the necessary remediation processes and that remediation (including testing) will be completed by May 1999. Atlas believes that its embedded systems (such as natural gas monitoring systems and telephones) are Year 2000 compliant or, if not, are either not date dependent or would not materially affect operations.

     To date, Atlas' costs in remediation of its Systems has not been material. Atlas anticipates that its remaining remediation costs will not exceed $100,000.

     Atlas has initiated communications with all of its significant business partners through a Vendor Readiness Survey to determine their Year 2000 compliance. Responses are evaluated as they are received to determine if additional action is required to ensure compliance of the business partner. As of December 31, 1998, all of Atlas; principal business partners have advised Atlas that they are Year 2000 compliant or have initiated programs that will render them Year 2000 compliant in a timely fashion.

     As a result of its internal assessment and survey of its business partners, Atlas currently does not believe that Year 2000 matters will have a material impact on its business, financial condition or results of operations. To the extent that any of its business partners are materially affected by year 2000 problems, Atlas intends to seek alternative firms providing the same services that are Year 2000 compliant. In view of the responses from its current business partners, Atlas will identify alternative firms on an as-needed basis. There can be no assurance, however, that Atlas would be able to make appropriate arrangements should the need arise and, accordingly, it is uncertain whether or to what extent Atlas may be affected if problems with its business partners arise.

     Atlas is aware of the potential for claims against it and other companies for damages for products and services that were not Year 2000 compliant. Since Atlas is neither a hardware manufacturer nor a software developer, Atlas believes that it does not have significant exposure to liability for such claims.

ITEM 2.     PROPERTIES

Drilling Activity.   The Partnership drilled 44.45 net wells, of
which 44.45 net wells were productive. All the wells were drilled and completed by the Partnership as of June 29, 1998. No further drilling activities will be undertaken.

The following table summarizes the Partnership's drilling activity since its formation. All the wells drilled were development wells which means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. A "dry hole" is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A "productive well" is an exploratory or a development well that is not a dry well.

Year Ended December 31, 1997  1998

                         Gross      Net
Development Wells:  Oil     0         0
                    Gas     55       44.45
                    Dry     0        0
                    Total   55       44.45

     A "gross" well is a well in which the Partnership has a working interest. A "net" well is deemed to exist when the sum of the fractional ownership working interests owned by the Partnership in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

The Partnership has not participated, and will not participate, in any exploratory wells which means a well drilled to find commercially productive hydrocarbons in an unproved area, to find a new commercially productive horizon in a field previously found to be productive of hydrocarbons at another horizon, or to significantly extend a known prospect.

Production.   The following table shows the Partnership's net
production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas and the costs and weighted average selling prices thereof, for the periods indicated.

Year Ended December 31,

                                      1997   1998
Production (1):
Oil (Bbls)                            0
Natural Gas (Mcf)                     0     816,375
Total (Equivalent Barrels)  (2)       0     136,063
Average Sales Price:
Per Equivalent Barrel (2)(3)          0     $12.66
Average Production Cost (lifting cost):
         Per Equivalent Barrel (2)(4) 0     $1.60


(1) The production shown in the table is determined by multiplying the gross production of properties in which the Partnership has an interest by the percentage of the leasehold interest owned by the Partnership less the royalty interests of others. The properties owned by the Partnership are subject to a 12.5% landowner's royalty and the Partnership has an 87.5% net revenue interest.
(2) The ratio of energy content of oil and gas (six Mcf of gas equals one barrel of oil) was used to convert natural gas production into equivalent barrels of oil.
(3) The average sales price per Mcf of gas sold by the Partnership was $2.22 in 1998, after deducting all expenses, including transportation expenses.
Production costs represent oil and gas operating expenses as reflected in the financial statements of the Partnership plus depreciation of support equipment and facilities.

Summary of Productive Wells. The table below gives the number of the Partnership's productive gross and net wells at December 31, 1998.
Gross     Net
 55     44.45  All Wells Located in Pennsylvania

"Productive wells" are producing wells and wells capable of production. Oil and Gas Reserves. All of the Partnership's oil and gas reserves are located in the United States. Estimates of the Partnership's net proved developed and undeveloped oil and gas reserves as of December 31, 1998, and the present value (discounted at 10%) of estimated future net revenue before income tax from those reserves are set forth in the following table. This information is derived from the engineering report dated January 1, 1999.


                    As of December 31, 1998            Present Value of
                      Net Proved Reserves            Future Net Revenues
                     Oil     Gas     Total
                   (Bbls)   (McF)    (BOE)              (in thousands)
Proved Developed     0      $5,631   5,631                939
Proved Undeveloped   0         0       0
Total                0      $5,631   5,631                $939

Estimated future net revenues represent estimated future gross revenues from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of December 31, 1998. These prices were held constant throughout the life of the properties except where different prices were fixed and determinable from applicable contracts. These price assumptions resulted in a weighted average price of $2.33 per Mcf for gas over the life of the properties. The amounts shown do not reflect non-property related costs, such as general and administrative expenses, and future income tax expense, or depreciation, depletion and amortization. The present value of estimated future net revenues is calculated by discounting estimated future net revenues by 10% annually. Prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1998. There can be no assurance that all of the proved reserves will be produced and sold within the periods assumed, that the assumed prices will actually be realized for such production, or that existing contracts will be honored. The values expressed are estimates only, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of oil and gas currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent oil and gas reserves. For additional information concerning oil and gas reserves and activities, see Note 9 to the Financial Statements.

"Proved reserves" means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
(i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test.
The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
(ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
(iii)     Estimates of proved reserves do not include the following:
(a) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (b) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (c) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (d) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

"Proved developed oil and gas reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

The Partnership does not have any proved undeveloped reserves.
"Proved undeveloped reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

No major discovery or other favorable or adverse event which would cause a significant change in estimated reserves is believed by the Company to have occurred since December 31, 1998. Reserves cannot be measured exactly as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. The Partnership has not filed any estimates (on a consolidated basis) of its oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the Securities and Exchange Commission within the 12 months prior to the date of this filing.

Acreage. The following table sets forth, as of December 31, 1998, the acres of developed and undeveloped oil and gas acreage in which the Partnership had an interest.


                  Developed Acreage    Undeveloped Acreage    Total
Location           Gross     Net        Gross     Net     Gross   Net
Pennsylvania       2,512    2,025        0         0     2,512   2,025
Total              2,512    2,025        0         0     2,512   2,025

A "gross" acre is an acre in which the Partnership owns a working interest. A "net" acre is deemed to exist when the sum of the fractional ownership working interests owned by the Partnership in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. "Undeveloped acreage" is those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Delivery Commitments.   The Partnership is not obligated to
provide any determinable quantity of gas under any existing contracts or agreements. The majority of the Partnership's gas production from the wells was sold pursuant to short term contracts, which are term contracts for a period of less than one year, with the remainder of the Partnership gas production sold on the spot market and long term contracts, which are term contracts for a period longer than one year.
===============================================================

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

Business of Atlas. Atlas, a Pennsylvania corporation, was incorporated in 1979 and Atlas Energy Group, Inc. ("Atlas Energy"), an Ohio corporation, was incorporated in 1973. As of December 31, 1998, Atlas and its affiliates operated approximately 1,399 natural gas wells located in Ohio and Pennsylvania. Atlas and Atlas Energy have acted as operator with respect to the drilling of a total of approximately 1,842 natural gas wells, approximately 1,781 of which were capable of production in commercial quantities. Atlas' primary offices are located at 311 Rouser Road, Moon Township, Pennsylvania 15108.

On September 29, 1998, Atlas Group, the former parent company of
Atlas, merged into Atlas America, Inc. ("AAI"), a newly formed wholly-owned subsidiary of Resource America, Inc. ("RAI"). The merger was consummated pursuant to an Agreement and Plan of Merger dated July 13, 1998, as amended by Amendment No. 1 thereto dated September 29, 1998 by and among RAI, AAI, Atlas Group and certain shareholders of Atlas Group, (collectively, the "Agreement"). RAI is a publicly-traded company principally engaged in real estate finance, equipment leasing and energy and energy finance.

AAI will continue the existing business of Atlas Group. AAI will be headquartered in Atlas Group's existing suburban Pittsburgh offices.

There may be changes in the future in the directors and executive officers of Atlas. However, Mr. James R. O'Mara will continue to serve Atlas, as well as AAI, as President and Chief Executive Officer pursuant to an employment agreement which can be renewed upon the expiration of its term. Additionally, it is anticipated that current RAI, AAI and/or Resource Energy, Inc. ("Resource Energy") staff and directors of RAI will assume a variety of new operating responsibilities in AAI. Although Resource Energy will maintain its separate corporate existence, AAI will manage the employees and assets of Resource Energy including sharing common employees.

Atlas and its affiliates under AIC, Inc. employ a total of approximately ninety-nine persons, consisting of three geologists (one of whom is an exploration geologist), five landmen, five engineers, thirty-three operations staff, eight accounting, one legal, eight gas marketing, and eighteen administrative personnel. The balance of the personnel are engineering, pipeline and field supervisors.

ORGANIZATIONAL DIAGRAM (1)

Resource America, Inc.Atlas America, Inc.AIC, Inc.Atlas Resources, Inc. (Managing General Partner, Driller and Operator in Pennsylvania)Mercer Gas Gathering, Inc. (Gas Gathering Company)Pennsylvania Industrial Energy, Inc. ("PIE") (Sells Gas to Pennsylvania Industry)Atlas Energy Corporation (Managing General Partner of Exploratory Drilling Programs and Driller and Operator)Transatco, Inc., which owns 50% of Topico (Operates Pipeline in Ohio)Anthem Securities Inc. (Registered Broker-Dealer and Dealer-Manager)Atlas Energy Group, Inc. (Driller and Operator in Ohio)Atlas Information Management, L.L.C. (Markets Information and Technology Services)ARD Investments, Inc.AED Investments, Inc.

Resource Energy, Inc., a subsidiary of Resource America, Inc., is also engaged in the oil and gas business. As a result of the merger there may, in the future, be a consolidation of the existing entities. In addition, AAI has agreed to seel its gas marketing subsidiary, Atlas Gas Marketing, Inc. to an Affiliate of First Energy (a company listed on the New York Stock Exchange). The Managing General Partner anticipates the Partnership's gas would be marketed by First Energy's Affiliate, Northeast Ohio Gas Marketing

Directors, Executive Officers and Significant Employees of Atlas.
The executive officers, directors and significant employees of Atlas are as follows:

NAME            AGE       POSITION OR OFFICE

Charles T. Koval    65     Chairman of the Board and a Director
James R. O'Mara     55     President, Chief Executive Officer and a
Director
Bruce M. Wolf       50     General Counsel, Secretary and a Director
Donald P. Wagner    56     Vice President-Drilling and Completion
Frank P. Carolas    38     Vice President of Geology
Tony C. Banks       43     Senior Vice President of Finance and Chief
Financial Officer
Michael L. Staines  49     Senior Vice President and Chief Operating
Officer
Jacqueline B. Poloka47     Controller
John A. Ranieri     38     Director of Gas Marketing
Eric D. Koval       33     President of Anthem Securities, Inc.
Jeffrey C. Simmons  39     Vice President of Production

Charles T. Koval. Chairman of the Board and a director. He co-founded Atlas Energy. Mr. Koval is serving and has served as a director of Imperial Harbors since 1980.

James R. O'Mara. President, chief executive officer and a director. Mr. O'Mara joined Atlas Energy in 1975. He is the President of Mercer Gas Gathering, Inc. and AAI.

Bruce M. Wolf.   General Counsel, Secretary and a director.  Mr. Wolf
joined Atlas Energy in January, 1980. Mr. Wolf is the President of Atlas Gas Marketing, Inc., AIC, Inc., ARD Investments, Inc. and AED Investments, Inc.

Donald P. Wagner.  Vice President-Drilling and Completion   Mr. Wagner
joined Atlas Energy in 1979.

Frank P. Carolas. Vice President of Geology. Mr. Carolas joined Atlas Energy in 1981.

Tony C. Banks. Senior Vice President of Finance and Chief Financial Officer. Mr. Banks joined Atlas Group in 1995. Prior to Mr. Banks joining Atlas he had been with affiliates of Consolidated Natural Gas Company ("CNG") since 1974. Mr. Banks started as an accounting clerk with CNG's parent company in 1974 and progressed through various positions with CNG's Appalachian producer, northeast gas marketer and southwest producer to his last position as Treasurer of CNG's national energy marketing subsidiary.

Michael L. Staines. Chief Operating Officer. Senior Vice President and Secretary of RAI since 1989 and President, Chief Executive Officer and director of Resource Energy, Inc. ("Resource Energy") (a wholly owned subsidiary of RAI) since 1997.

Jacqueline B. Poloka.  Controller.  Ms. Poloka joined Atlas Energy in
1980.

Eric D. Koval. President of Anthem Securities, Inc. Mr. Koval joined Atlas in 1993 as a production engineer specializing in acquisitions and dispositions. He subsequently moved into the investor relations department in 1994. Mr. Koval is a registered broker-dealer principal, and is the son of Charles Koval.

Jeffrey C.  Simmons.  Vice President of Production.   Executive Vice
President, Chief Operating Officer and director of Resource Energy since 1997. From 1994 to 1997, he was Vice President - Exploration of RAI and, from 1988 to 1994, he was Director of Well Services of RAI.

ITEM 4.     REMUNERATION OF DIRECTORS AND OFFICERS

The Partnership, as previously stated, has no employees. The following table, however, sets forth all cash compensation paid by Atlas (which has complete and exclusive discretion and control over the operations and activities of the Partnership) during the calendar years ended December 31, 1998 and 1997, to the three most highly compensated persons who are executive officers or directors and to all executive officers and directors of Atlas as a group, for services in all capacities while acting as executive officers or directors of
Atlas:

          (A)             (B)            (C)        (D)        (E)
Name of Individual or
number of persons in
group(3)
                  Capacities in
                  which served (4)
                                        Cash
                                  Compensation (1)
                                              Compensation
                                              pursuant to
                                               Plans (2)
                                                          Aggregate of
                                                          contingent forms
                                                          of remuneration
James R. O'Mara
President, Chief Executive Officer and a Director
                                    $307,450     $21,457      -------
                                    $305,300     $12,066      -------

Charles T. Koval
Chairman of the Board and  a Director
                                    $298,000      $5,000      -------
                                    $296,500      $5,281      -------
Bruce M. Wolf
General Counsel,  Secretary and a Director
                                    $147,560     $14,059      -------
                                    $217,150     $11,735      -------
Donald P. Wagner
Vice President-Drilling and Completion
                                    $147,560     $14,059      -------
                                    $125,604      $5,281      -------
Tony C. Banks
Senior Vice President and Chief Financial Officer
                                    $143,034     $12,269      -------
                                    $124,000      $3,926      -------

Executive Officers as a Group (8 persons)
                                  $1,534,085    $179,189      -------
                                  $1,383,530     $70,703      -------

(1)The amounts indicated were composed of salaries and all cash bonuses for services rendered to the Managing General Partner and its Affiliates during the last fiscal year, including compensation that would have been paid in cash but for the fact the payment of the compensation was deferred.
(2)Atlas Group and its Affiliates had an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees, other than Messrs. Koval and Joseph R. Sadowski (a retired founder), to which it contributed annually approximately 6% of annual compensation in the form of shares of Atlas Group, and a 401(K) plan which allowed employees to contribute the lesser of 15% of their compensation or $10,000 for the calendar year 1998 and 1997. Atlas Energy contributed an amount equal to 50% of each employee's contribution for the calendar years 1998 and 1997.
(3)During the Managing General Partner's fiscal year ended July 31, 1998, each director was paid a director's fee of $12,000 for the year. There were no other arrangements for remuneration of directors.

ITEM 5.     SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
HOLDERS

As of December 31, 1998, the Partnership had issued and
outstanding  991.615 Units.   No officer or director of Atlas owns any
Units, and no partner beneficially owns more than 10% of the outstanding Units of the Partnership.

     RAI owns 100% of the common stock of AAI, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of the Managing General Partner. See above regarding the stock options in RAI to the executive officers.

ITEM 6.     INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Oil and Gas Revenues.  The Managing General Partner is allocated
25% of the oil and gas revenues of the Partnership in return for paying organization and offering costs equal to 15% of the Partnership Subscription, 14% of tangible costs and contributing all leases to the
Partnership.   During the calendar year ending December 31, 1998, the
Managing General Partner received $ 376,170 from the Partnership's oil and gas net revenues.

Leases. The Managing General Partner initially contributed (at the lower of fair market value or the Managing General Partner's cost of such prospects) 55 undeveloped prospects to the Partnership to drill approximately 44.45 net wells. With respect to the prospects contributed for these wells Atlas received a credit in the amount of $156,420. During 1998, the Managing General Partner did not enter into any further lease transactions and none are anticipated.

Administrative Costs.  The Managing General Partner and its
affiliates will receive an unaccountable, fixed payment reimbursement for their administrative costs determined by the Managing General Partner to be an amount equal to $75 per well per month, which will be proportionately reduced if less than 100% of the working interest in a
well is acquired.   With respect to the net wells during the calendar
year ending December 31, 1998, the Managing General Partner received
$31,691.

Direct Costs. The Managing General Partner and its affiliates are reimbursed for all direct costs expended on behalf of the Partnership. With respect to the net wells during the calendar year ending December 31, 1998, the Managing General Partner received $109,396.

Drilling Contracts.  On December 31, 1997, the Partnership entered into a drilling contract with Atlas to drill and complete 44.45 net wells. The Partnership paid Atlas for drilling and completing the Partnership wells an amount equal to $37.39 per foot to the depth of the well at its deepest penetration, proportionately reduced if less
than 100% of the working interest in a well is acquired.   With respect
to the net wells the total amount received by Atlas was $10,228,088. During 1998, the Partnership did not enter into any further drilling transactions and none are anticipated.

Per Well Charges. Atlas, as operator, is reimbursed at actual cost for all direct expenses incurred on behalf of the Partnership and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. With respect to the net wells during the calendar year ending December 31, 1998, the Managing General Partner received $107,823. The well supervision fees are proportionately reduced to the extent the Partnership acquires less than 100% of the Working Interest in a well.
As operator Atlas charges the Partnership at cost for third party services and materials provided for each well which has been placed in operation.

Transportation and Marketing Fees. The Partnership pays a combined transportation and marketing charge at a competitive rate, which is currently 29 cents per MCF, to affiliates of Atlas, with respect to natural gas produced by the Partnership.

Other Compensation.  Atlas or an affiliate will be reimbursed by the Partnership for any loan Atlas or an affiliate may make to or on behalf of the Partnership, and Atlas or the affiliate will have the right to charge a competitive rate of interest on any such loan. If Atlas provides equipment, supplies and other services to the Partnership it may do so at competitive industry rates. For the calendar year ending December 31, 1998, Atlas did not advance any funds nor did it provide any equipment, supplies or other services.
================================================================
PART II

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

Holders.    As of December 31, 1998, there were 393 investors.

Dividends.   The Managing General Partner will review the accounts
of the Partnership at least quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. The Partnership will distribute funds to the Managing General Partner and the Participants allocated to their accounts which the Managing General Partner deems unnecessary to be retained by the Partnership.
In no event, however, will funds be advanced or borrowed for purposes of distributions, if the amount of such distributions would exceed the Partnership's accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to such revenues. The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied. Cash distributions from the Partnership to the Managing General Partner may only be made in conjunction with distributions to Participants and only out of funds properly allocated to the Managing General Partner's account. During the calendar year ending December 31, 1998, the Partnership distributed $806,289 to the Participants and $257,732 to the Managing General Partner.

==================================
ITEM 8.     LEGAL PROCEEDINGS
None.
==================================
ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
==================================
ITEM 10. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS None, however, see Item 12 below.
==================================
ITEM 11.     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
There are no equity securities registered pursuant to Section 12 of the Exchange Act.
==================================
ITEM 12.     REPORTS ON FORM 8-K
==================================
The registrant filed one report on Form 8-K during the last quarter of the period covered by this report. In December 1998, the Partnership engaged Grant Thornton, L.L.P., as the independent certified public accountants to audit the Partnership's financial statements for the calendar year ended December 31, 1998. At that time, the Partnership chose not to renew the engagement of McLaughlin & Courson, who previously served as the Partnership's independent certified public accountants. The decision to change accountants was approved by the Board of Directors of the Managing General Partner, Atlas.

During the period since the formation of the Partnership on July
1, 1997, and each subsequent interim period, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements.

The reports of the former principal accountants on the financial statements of the Partnership since its formation on July 1, 1997, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.
==================================
     PART F/S
ITEM 13.     FINANCIAL STATEMENTS
Atlas-Energy for the Nineties - Public #6 Ltd.
(A Pennsylvania Limited Partnership)

BALANCE SHEETS

December 31


                             ASSETS

                                      1998          1997

Cash                                  7,960              19,459
Accounts receivable                 444,226              18,076

Oil and gas wells and leases
(Successful Efforts)             10,355,660           10,384,508
  Less accumulated depletion
and depreciation                 (1,113,233)                   -
                                ------------          ----------
                                  9,242,427           10,384,508
Organizational and syndication
 costs, net of accumulated
 amortization o f$159,653
 and $-0-, respectively            1,325,501           1,485,154

                                 $11,020,114         $11,907,197



LIABILITIES AND PARTNERS' CAPITAL


Advance from Managing General Partner       -                  15,000

Accounts payable and accrued liabilities   17,725                   -

Partners' capital                      11,002,389           11,892,197

                                      $11,020,114           $11,907,197

Atlas-Energy for the Nineties - Public #6 Ltd.
(A Pennsylvania Limited Partnership)

STATEMENTS OF EARNINGS

For the periods ended December 31



                    JULY 1, 1997
                    (DATE OF FORMATION)
                    TO DECEMBER 31,
                                          1998               1997
Revenues
   Natural gas sales                $ 1,721,899                -
   Interest income                        4,530           22,535
                                      1,726,429           22,535

Expenses
   Well operating expense               217,219                -
   Depletion and depreciation of oil and gas
       wells and leases               1,113,233                -
   Amortization of organizational
 and syndication costs                  159,653                -
   General and administrative fees       43,819                -

            Total expenses            1,533,924                -

               NET EARNINGS             192,505           22,535

Atlas-Energy for the
Nineties - Public #6 Ltd.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the periods ended December 31, 1998 and 1997



                              MANAGING
                              GENERAL          OTHER
                              PARTNER          PARTNERS          TOTAL

BALANCE AT JULY 1, 1997          $-            $-                $-

Participation in revenue and expenses:
   Interest income                -             22,535         22,535
          Net earnings            -             22,535          22,535
Contributions              1,968,637         9,901,025       11,869,662

BALANCE AT
DECEMBER 31, 1997          1,968,637         9,923,560       11,892,197

Participation in revenue
and expenses
   Net production revenues   376,170         1,128,510        1,504,680
   Interest income             1,132             3,398            4,530
   Depletion and depreciation:
      Oil and gas wells      (35,513)       (1,077,720)     (1,113,233)
      Amortization          (159,653)            -            (159,653)
   General and
administrative fees         (10,955)           (32,864)        (43,819)
          Net earnings       171,181            21,324         192,505

Adjustments to
assets contributed
    by partners             (14,940)            (3,352)        (18,292)
Distributions               (257,732)         (806,289)     (1,064,021)

BALANCE AT
DECEMBER 31, 1998        $ 1,867,146        $9,135,243    $  11,002,389

Atlas-Energy for the Nineties - Public #6 Ltd.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CASH FLOWS

For the periods ended December 31


                    JULY 1, 1997
                    (DATE OF FORMATION)
                    TO DECEMBER 31,
                                          1998                     1997
Cash flows from operating activities:

   Net earnings                         192,505                  22,535

   Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depletion and depreciation   1,113,233                      -
          Amortization                 159,653                        -
          Adjustment to oil and
          gas wells and leases          10,556                        -
    Increase in accounts receivable   (426,150)                (18,076)
          (Decrease) increase in
 advance from Managing General Partner (15,000)                 15,000
          Increase in accounts
payable and accrued liabilities         17,725                       -

     Net cash provided
     by operating activities         1,052,522                  19,459


Cash flows used in investing activities:
    Payments for oil and
gas well drilling contracts                -                (9,901,025)


Cash flows from financing activities:
    Partners' contributions                -                 9,901,025
   Capital distributions           (1,064,021)                       -

  Net cash (used in) provided
by financing activities            (1,064,021)               9,901,025

NET (DECREASE) INCREASE IN CASH       (11,499)                  19,459

Cash at beginning of year              19,459                        -

Cash at end of year                     7,960                   19,459


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
   Assets contributed
 by Managing General Partner              -                  1,968,637

   Adjustments to assets
contributed by partners              (18,292)                        -



The accompanying notes are an integral part of these financial statements.
ATLAS-ENERGY FOR THE NINETIES - PUBLIC #6 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 1998 and 1997


A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. NATURE OF OPERATIONS

Atlas-Energy for the Nineties - Public #6 Ltd. (the "Partnership") is a Pennsylvania Limited Partnership which includes Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 393 other investors as either Investor General Partners or Limited Partners. The Partnership was formed on July 1, 1997 to drill and operate gas wells located primarily in Mercer County, Pennsylvania. At December 31, 1998, the Partnership has various working interests in 55 wells.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements are prepared in accordance with generally accepted accounting principles.

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Depreciation and depletion is computed on a field-by-field basis by the unit-of-production method based on periodic estimates of oil and gas reserves.

Undeveloped leaseholds and proved properties are assessed periodically or whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Proved properties are assessed based on estimates of future cash flows.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"),
Reporting on the Costs of Start-Up Activities. This statement requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The Partnership is required to adopt the provisions of SOP 98-5 effective January 1, 1999 and as a result will write-off the unamortized organization and syndication costs as a charge against Partners' Capital.

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


ATLAS-ENERGY FOR THE NINETIES - PUBLIC #6 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1997



4. PARTICIPATION IN REVENUES AND COSTS

Atlas and the other partners generally participate in revenues and costs in the following manner:



                                           ATLAS      SUBSCRIBING
                                                        PARTNERS
Organization and offering costs             100%           0%
Lease costs                                 100%           0%
Revenues                                     25%          75%
Direct operating costs                       25%          75%
Tangible costs                               14%          86%
Tax deductions:
 Intangible drilling and development costs    0%         100%
 Depreciation                                14%          86%
 Depletion allowances                        25%          75%


5. TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas and its affiliates as provided under the Partnership agreement:

Drilling contracts to drill and complete Partnership wells at a cost of $37.39 per foot on completed wells. The total amount paid to Atlas for well drilling contracts was $9,901,025, all in 1997.

Administrative costs at $75 per well per month.
Administrative
costs totaled $31,691 in 1998.

Well supervision fees initially of $275 per well per month plus the cost of third party materials and services. Well supervision fees totaled $107,823 in 1998.

Reimbursement of gas transportation and marketing charges.


6. PURCHASE COMMITMENT

Subject to certain conditions, investor partners may present their interests beginning in 2001 for purchase by Atlas. Atlas is not obligated to purchase more than 5% of the units in any calendar year.



ATLAS-ENERGY FOR THE NINETIES - PUBLIC #6 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1997



7. SUBORDINATION OF MANAGING GENERAL PARTNER'S
REVENUE SHARE

Atlas will subordinate a part of its partnership revenues in an amount up to 10% of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions of $9,901,025, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the participants.

8. INDEMNIFICATION

In order to limit the potential liability of the investor general partners, Atlas and Atlas America, Inc., formerly The Atlas Group, Inc. (parent company of Atlas) have agreed to indemnify each investor general partner from any liability incurred which exceeds such partner's share of Partnership assets.

9. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

The supplementary information summarized below presents the results of natural gas and oil activities in accordance with SFAS
No. 69, "Disclosures About Oil and Gas Producing Activities".

No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

(1) CAPITALIZED COSTS

The following table presents the capitalized costs related to natural gas and oil product activities:




                                               1998            1997
Capitalized costs at December 31:
     Proved properties                      $10,355,660    $10,384,508
     Accumulated depreciation
     and depletion                           (1,113,233)         -
               NET CAPITALIZED COSTS          $9,242,427    $10,384,508

Costs incurred during the year:
     Development costs                             -        $ 9,901,025




ATLAS-ENERGY FOR THE NINETIES - PUBLIC #6 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1997



9. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)
(CONTINUED)

(1) CAPITALIZED COSTS - CONTINUED

Development costs include costs to gain access to and prepare development well locations for drilling, to drill and equip development wells and to provide facilities to extract, treat, gather and store oil and gas.

(2) RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following table presents the results of operations related to natural gas and oil production for the year ended December 31, 1998 and the period July 1, 1997 (date of formation) to December
31, 1997:



                                             1998

Natural gas sales                        $1,721,899
Production costs                           (217,219)
Depreciation, depletion and amortization (1,113,233)

Results of operations from
producing activities                        391,447

Depreciation and depletion of natural gas and oil properties are expensed at unit cost rates calculated annually based on the estimated volume of recoverable gas and the related costs.

(3) RESERVE INFORMATION

The information presented below represents estimates of proved natural gas and oil reserves. Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. All reserves are proved developed reserves and are located in Western Pennsylvania.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standarized measures of discounted future net cash flows may not represent the fair market value of the Company's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided.



ATLAS-ENERGY FOR THE NINETIES - PUBLIC #6 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1997



9. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)
(CONTINUED)

(3) RESERVE INFORMATION - CONTINUED


                                              1998

                                          NATURAL GAS
                                               MCF
Proved developed reserves:

   Beginning of period                          -
   Production                               (816,375)
   Current additions                       6,447,443
   End of period                           5,631,068


(4) STANDARD MEASURE OF DISCOUNTED FUTURE CASH FLOWS

The standardized measure of discounted future net cash flows is information provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry. The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves. Estimated future cash flows are determined by using the weighted average price received for the month of December 1998 adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. The standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 1998 and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgement on the potential value of recoverable reserves or in estimating future results of operations.




                                                   1998
Future cash inflows                           $13,137,280
Future production costs                        (5,485,285)
     Future net cash flow                       7,651,995
10% annual discount for
estimated timing of cash flows                 (3,166,039)
 STANDARDIZED MEASURE OF
 DISCOUNTED FUTURE NET CASH FLOWS            $  4,485,956





ATLAS-ENERGY FOR THE NINETIES - PUBLIC #6 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1997



9. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)
(CONTINUED)

(4) STANDARD MEASURE OF DISCOUNTED FUTURE CASH FLOWS - CONTINUED

Summary of changes in the standardized measure of discounted future net cash flows:



                                               1998
Sales of gas and oil produced
- net of related costs                      $(1,504,680)
Net changes in prices,production and
   development costs                              -
Discoveries and extensions                    5,990,636
Accretion of discount                             -
          Net increase                        4,485,956
Beginning of period                               -
END OF PERIOD                               $ 4,485,956



--------------------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





TO THE PARTNERS
ATLAS-ENERGY FOR THE NINETIES - PUBLIC #6 LTD.
A PENNSYLVANIA LIMITED PARTNERSHIP


We have audited the accompanying balance sheet of Atlas-Energy for The Nineties - Public #6 Ltd., A Pennsylvania Limited Partnership, as of December 31, 1998, and the related statements of earnings, changes in partners' capital accounts and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas-Energy for The Nineties - Public #6 Ltd. as of December 31, 1998 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


Cleveland, Ohio
March 1, 1999

----------------------------------------------------------------

     PART III
ITEM 14.  EXHIBITS
--------------------------------------------------------------
Description Location
4(a)Certificate of Limited Partnership for
Atlas-Energy for the Nineties-Public #6 Ltd.

Previously filed in the Form 10-KSB for the period ending December 31,
1997.
---------------------------------------------------------------
4(b)Amended and Restated Certificate and Agreement of Limited Partnership for Atlas-Energy for the Nineties-Public #6 Ltd. dated December 31, 1997

Previously filed in the Form 10-KSB for the period ending December 31,
1997.
---------------------------------------------------------------
10(a)Drilling and Operating Agreement updated exhibits
                         March 31, 1999

1998 Fiscal Year Annual Report to Participants in Atlas-Energy for the Nineties-Public #6 Ltd.
Pursuant to Section 4.03(b)(1) of the Partnership Agreement

(a) Audited financial statements of the Partnership for the fiscal year ending December 31, 1998, are included in this report.

(b) The Partnership total fees and compensation including any unaccountable, fixed payment reimbursements for Administrative Costs and Operating Costs, paid by the Partnership, or indirectly on behalf of the Partnership, to the Managing General Partner, the Operator and their Affiliates. $261,039.

Percentage that the annual unaccountable fixed fee reimbursement for Administrative Costs bears to annual Partnership revenues.
2.23%

(c) The following table describes the Partnership's 55 gross wells (44.45 net wells) drilled in 1998.

The following wells were removed from the partnership and wells were substituted.
     George #2
     Kaltenbaugh #2
     Kingery #2
     McCartney #1
     Plants #1
     Rick #1
     Roman #1
     Shardy #1
     Sines #4
     Tinney Unit #1
     Wiese #1
     Whyte #4
     Williams #4


(d) Quarterly distributions are made in March, June, September and December. There were three quarterly distributions in 1998 for nine months of natural gas production from the partnership's fifty five wells located in Lawrence and Mercer, Pennsylvania.

Checks were sent on February 27, 1998 to those partners who earned interest while their subscriptions were in the escrow account. Checks were sent on September 8, 1998 to each partner for the refund of unused drilling funds, prorated according to their percentage interest in the partnership. The total of unused drilling funds amounted to $10,556.

(e) There were no farmins and joint ventures in 1998.

(---------------------------------------------------------------



===============================================================
CONSENT OF INDEPENDENT AUDITOR

                          McLAUGHLIN & COURSON
                      CERTIFIED PUBLIC ACCOUNTANTS
                       2002 LAW & FINANCE BUILDING
                         PITTSBURGH, PA 15219

                               412/261-0630
                             FAX 412/261-3582


CONSENT OF INDEPENDENT AUDITOR

ATLAS-ENERGY FOR THE NINETIES-PUBLIC 6 LTD.


The firm, as Independent Certified Public Accountants, hereby consents to the use of the audit report dated February 10, 1998, on the balance sheet of Atlas-Energy for the Nineties-Public #6 Ltd., a Pennsylvania Limited Partnership as of December 31, 1997, and the related statements of income, changes in partners, capital accounts and cash flows for the year then ended, in the U.S. Securities and Exchange Commission Form 10-KSB for the year ended December 31, 1998 and any amendments thereto for Atlas-Energy for the Nineties-Public #6 Ltd.


                            /s/McLaughlin & Courson
                               Certified Public Accountants


                               April 9, 1999
                               Pittsburgh, Pennsylvania


================================================================

     SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #6 Ltd.

By:  (Signature and Title):      Atlas Resources, Inc., Managing
General Partner

By   (Signature and Title):     /s/ James R. O'Mara
James R. O'Mara, President, Chief Executive Officer
and a Director
Date:  April 15,1999


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):     /s/ Charles T. Koval
Charles T. Koval, Chairman of the Board and a Director
Date: April 15,1999


By  (Signature and Title):     /s/ James R. O'Mara
James R. O'Mara, President, Chief Executive Officer and
  a Director
Date: April 15,1999


By  (Signature and Title):     /s/ Bruce M. Wolf
Bruce M. Wolf, General Counsel, Secretary and a Director
Date: April 15,1999


By  (Signature and Title):     /s/ Tony  C. Banks
Tony C. Banks, Vice President of Finance and Chief Financial Officer
Date: April 15,1999


Supplemental information to be Furnished
With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.