Form 10QSB
period 1999-03-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 1999-05-11
CIK 1042413

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1999

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

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership") for the period January 1, 1999 to March 31, 1999

Item 2.  Description of Business

The Partnership has placed into production 44.45 net wells to the Clinton/Medina formation in Mercer and Lawrence Counties, Pennsylvania. As of March 31, 1999, all 44.45 net wells are in production. The first quarterly distribution was on June 8, 1998 for natural gas production during January, February and March, 1998.

Net Production revenue for the three months was $399,398 which includes landowner royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
              As of March 31, 1999 and December 31, 1998

                       BALANCE SHEET -  (UNAUDITED)

ASSETS                                     3/31/99      12/31/98    Increase
                                                                   (Decrease)

Cash                                     $   12,500   $    7,960  $   4,540
Accounts receivable                         349,821      444,226    (94,405)
                                            -------      -------   ---------
TOTAL CURRENT ASSETS                        362,321      452,186    (89,865)

Oil and gas wells and leases              8,927,967    9,242,427   (314,460)
Organizational and syndication costs          -0-      1,325,501 (1,325,501)
                                         ----------   ----------  ----------
              TOTAL ASSETS              $ 9,290,288  $11,020,114 $(1,729,826)
                                         ==========   ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $   21,732       17,725       4,007
Partners' capital                        9,268,556   11,002,389  (1,733,833)
                                        ----------   ----------   ----------
TOTAL LIABILITIES AND PARTNERS CAPITAL $ 9,290,288  $11,020,114 $(1,729,826)
                                        ==========   ==========   ==========

--------------------------------------------------------------------------

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
             For the three months ended March 31, 1999 and 1998

                             Three Months Ended        First Quarter Ended
                                  March 31,                  March 31,
                               1999       1998             1999       1998
                             ------------------         -------------------

REVENUE
Natural gas sales           $399,398   $144,564         $399,398   $144,564
Interest Income                3,167         79            3,167         79
                           ----------  --------        ---------   --------
Total Revenue                402,565    144,643          402,565    144,643

EXPENSES
Well operating expense        49,577     13,788           49,577     13,788
Depletion and depreciation
 of oil and gas wells and
 leases                      314,459     97,908          314,459     97,908
Amortization of organization
 and syndication costs          -0-      14,002             -0-      14,002
General and administrat. fees  9,101      2,664            9,101      2,664
Professional fees              4,250     10,153            4,250     10,153
Other                            297        529              297        529
                           ----------   -------          -------    -------
Total Expenses               377,684    139,044          377,684    139,044
                           ----------   -------          -------    -------
NET INCOME                  $ 24,881    $ 5,599         $ 24,881    $ 5,599
                           ==========   ========        =========   ========

-----------------------------------------------------------------------------
                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS (UNAUDITED)
              For the three months ended March 31, 1999 and 1998

                                                   Three Months Ended
                                                        March 31,
                                                     1999      1998
                                                  --------------------
                        Increase (Decrease) in Cash

Cash flows from operating activities
Net Income                                        $ 24,881   $  5,599
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depletion and depreciation                         314,459     97,908
Amortization                                          -0-      14,002
Decrease (Increase) accounts receivable             94,405   (112,700)
Increase (Decrease) in accounts payable              4,007     (1,549)
                                                -----------  ----------
Net cash provided by operating activities          437,752      3,260

Cash flows used in financing activities:
Distributions to Partners                         (433,212)   (22,538)
                                                 ----------  ---------
Net Increase (Decrease) in Cash                      4,540    (19,278)

Cash at beginning of period                          7,960     19,459
                                                 ----------  ---------
Cash at end of period                             $ 12,500   $    181
                                                 ==========  =========
---------------------------------------------------------------------

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                For the three months ended March 31, 1999


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1999             $1,867,146   $9,135,243 $11,002,389

Participation in revenue and expenses:

Net production revenues                    87,455      262,366     349,821
Interest                                      792        2,375       3,167
Depletion and depreciation              (  74,818)  (  239,641)   (314,459)
Amortization                                    0            0           0
Organization & syndication write-off   (1,325,502)           0  (1,325,502)
Other costs                             (   3,412)  (   10,236)    (13,648)
                                       -----------   ----------    --------
Net income  (loss)                     (1,315,485)      14,864  (1,300,621)

Distributions                            (108,303)   ( 324,909)   (433,212)
                                       -----------  -----------  ----------
BALANCE AT MARCH 31, 1999              $  443,358   $8,825,198 $ 9,268,556
                                       ===========  ==========  ==========
-----------------------------------------------------------------------------
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            March 31, 1999

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of March 31, 1999 and for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1998 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

2.      SIGNIFICANT ACCOUNTING POLICIES

The Partnership uses the successful efforts method of accounting for oil and gas activities. Costs to acquire mineral interests in oil and gas properties and drill and equip wells are capitalized. Oil and gas properties are periodically assessed and when unamortized costs exceed expected future net cash flows, a loss is recognized by a charge to income.

Capitalized costs of oil and gas wells and leases are depreciated, depleted and amortized by the unit of production method.

In 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. This statement requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The partnership is required to adopt the provisions of SOP 98-5 effective January 1, 1999 and as a result has written-off the unamortized organization and syndication costs as a charge against Partners' Capital.
-----------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Results of Operations
---------------------

Three Months (Quarter) Ended March 31, 1999
-------------------------------------------

Net production revenue for the three months ended March 31, 1999 are up $254,834 (176%) due primarily to normal inclines in natural gas production from 67,314 Mcf in the three months ended March 31, 1998 to 224,614 Mcf in the current three months. The production inclines are net of increases in revenues and operating costs attributable to wells being on-line for the full period in the current three months compared with the prior year. Natural gas prices decreased by $.42/Mcf to $2.03/Mcf during the current three months.

Financial Position
------------------

Liquidity
---------

The partnership's working capital decreased 22% from $434,461 at December 31, 1998 to $340,589 at March 31, 1999. The decrease is attributable to normal declines in natural gas production which resulted in lower receivables for gas produced but not yet sold at the end of the reporting period.

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

Date:   March 31, 1999

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   March 31, 1999

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   March 31, 1999

------------------------------------------------------------------------