Form 10QSB
period 1999-06-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 1999-08-18
CIK 1042413

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1999

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

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership") for the period January 1, 1999 to June 30, 1999

Item 2.  Description of Business

The Partnership has placed into production 44.45 net wells to the Clinton/Medina formation in Mercer and Lawrence Counties, Pennsylvania. As of June 30, 1999, all 44.45 net wells are in production. The first quarterly distribution was on June 8, 1998 for natural gas production during January, February and March, 1998.

Natural gas sales revenue for the three months was $354,973 which includes landowner royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
                             BALANCE SHEET
                As of June 30, 1999 and December 31, 1998

                              BALANCE SHEET

ASSETS                                     06/30/99    12/31/98  Increase
                                          (unaudited)           (decrease)

Cash                                     $   11,298   $    7,960  $   3,338
Accounts receivable                         308,231      444,226    (135,995)
                                            -------      -------   ---------
TOTAL CURRENT ASSETS                        319,529      452,186    (132,657)

Oil and gas drilling contracts/leases
,net of accum. depl. & amort.             8,661,221    9,242,427   (581,206)
Organizational/syndication costs (note 3)     -0-      1,325,501 (1,325,501)
                                         ----------   ----------  ----------
              TOTAL ASSETS               $ 8,980,750  $11,020,114 $(2,039,364)
                                         ==========   ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $   18,431   $   17,725  $      706
Partners' capital                        8,962,319   11,002,389  (2,040,070)
                                        ----------   ----------   ----------
TOTAL LIABILITIES AND PARTNERS CAPITAL $ 8,980,750  $11,020,114 $(2,039,364)
                                        ==========   ==========   ==========
The notes to Financial Statements are an integral part of this statement.
--------------------------------------------------------------------------

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                              STATEMENT OF INCOME  (Unaudited)
             For the six months ended June 30, 1999 and 1998

                             Six Months Ended        Second Quarter Ended
                                  June 30,                  June 30,
                               1999       1998             1999       1998
                             ------------------         -------------------

REVENUE
Natural gas sales           $754,372   $651,504         $354,973   $506,941
Interest Income                5,312        437            2,145        358
                           ----------  --------        ---------   --------
Total Revenue                759,684    651,941          357,118    507,299

EXPENSES
Well operating expense        96,320     79,870           46,743     66,082
Depletion and depreciation
 of oil and gas wells and
 leases                      581,206    493,468          266,746    473,424
General and administ. fees    19,290     11,418           10,189      8,755
Professional fees              7,895     10,153            3,645     -0-
Amortiza. of organ/synd costs    -0-     70,731              -0-     56,729
Other                            798        611              501        82
                           ----------   -------          -------    -------
Total Expenses               705,509    666,251          327,824    605,072
                           ----------   -------          -------    -------
Earnings before cumulative
effect of chg. in acctg.
principle                    54,175     (14,310)           29,294    (97,773)

Cumulative effect of chg.
in acctg. principle(Note3) (1,325,501)    -0-                -0-       -0-
                           -----------   ------            --------  -------

Net Earnings (Loss)        $(1,271,326) $(14,310)        $29,294    $(97,773)
                           ============ =========        ========   =========

The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS (UNAUDITED)
              For the six months ended June 30, 1999 and 1998

                                                   Six Months Ended
                                                        June 30,
                                                     1999      1998
                                                  --------------------
                        Increase (Decrease) in Cash

Cash flows from operating activities
Net Earnings (Loss)                          ($ 1,271,326)    ($14,310)
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
Cumulative effect of change in acctg. principle  1,325,501       -0-
Depletion and depreciation                         581,206    493,468
Amortization of organizational/synd.costs             -0-      70,731
Decrease (Increase) accounts receivable            135,995   (422,782)
Increase (Decrease) in accounts payable                706     (6,193)
                                                -----------  ----------
Cash provided by operating activities              772,082    120,914

Cash flows used in financing activities:
Distributions to Partners                         (768,744)   (139,862)
                                                 ----------  ---------
Net Increase (Decrease) in Cash                      3,338    (18,948)

Cash at beginning of period                          7,960     19,459
                                                 ----------  ---------
Cash at end of period                             $ 11,298   $    511

                                                  ==========  =========
The notes to Financial Statements are an integral part of this statement.
-----------------------------------------------------------------------------


                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                For the three months ended June 30, 1999


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1999             $1,867,146   $9,135,243 $11,002,389

Participation in revenue and expenses:

Net production revenues                   164,513      493,539     658,052
Interest                                    1,328        3,984       5,312
Depletion and depreciation              ( 138,284)  (  442,922)   (581,206)
Amortization                                    0            0           0
Other costs                             (   6,996)  (   20,987)    (27,983)
                                       -----------   ----------    --------
Earnings before cumulative
effect of change in acctg.
principle                                   20,561      33,614      54,175
Cumulative effect of chg.
in acctg. principle                     (1,325,501)        -0-   (1,325,501)
Distributions                            (192,186)   ( 576,558)   (768,744)
                                       -----------  -----------  ----------
BALANCE AT June 30, 1999               $  370,020   $8,592,299 $ 8,962,319
                                      ===========  ========== =============

The notes to Financial Statements are an integral part of this statement.

-----------------------------------------------------------------------------
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            June 30, 1999

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of June 30, 1999 and for the six months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1998 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

3.  REPORTING ON THE COSTS OF START-UP ACTIVITIES

In 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. This statement requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The partnership was required to adopt the provisions of SOP 98-5 effective January 1, 1999 and as a result has written-off the unamortized balance of Organizational/Syndication costs as of that date.
-----------------------------------------------------------------------------

In its previously-filed Form 10QSB for the quarter ended March 31, 1999, the Partnership incorrectly recorded the impact of the adoption of SOP 98-5 as a direct charge to Partners' capital. Although the balance sheet at March 31, 1999 included in such Form 10QSB is correct, the Statement of Income for the three months ended March 31, 1999 should have included the following captions and amounts:

Earnings before cumulative effect of change in acctg. principle $    24,881
Cumulative effect of change in accounting principle              (1,325,501)
                                                                 -----------
Net Loss                                                       $ (1.300,620)

This non-cash charge has no effect on reported cash flows. No Organizational/ Syndication costs were recorded by the Partnership during the six months June 30, 1999.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                    ATLAS-ENERGY FOR THE NINETIES-PUBLIC #6 LTD.


Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Results of Operations
---------------------

Six Months Ended June 30, 1999
-------------------------------------------

Natural gas sales revenue for the six months ended June 30, 1999 was up
$102,868 (16%) due primarily to higher natural gas production which increased from 339,368 Mcf in the six months ended June 30, 1998 to 415,147 Mcf in the current six months. The increase in gas production results primarily from w wells being on-line for the full period in the current six months.
Natural gas prices decreased by $.11/Mcf to $2.08/Mcf during the current six months.

Quarter Ended June 30, 1999

Natural gas sales revenue for the three months ended June 30, 1999 was down $151,968(30%) due primarily to normal declines in natural gas production from 272,054 Mcf in the three months ended June 30, 1998 to 190,533 Mcf in the current three months. Natural gas prices were unchanged at $2.13/Mcf.



Financial Condition
-------------------

Liquidity
---------

The increase in cash provided by operating activities and distributions to partners during the six months ended June 30, 1999 results primarily from higher sales of natural gas. The partnership's working capital decreased 31 % from $434,461 at December 31, 1998 to $301,098 at June 30, 1999.
The decrease is attributable to normal declines in natural gas production from the levels at the end of 1998 which resulted in lower receivables in connection with sales of gas produced.



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

Date:   June 30, 1999

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   June 30, 1999

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   June 30, 1999

------------------------------------------------------------------------