Form 10QSB/A
period 1999-03-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 1999-09-24
CIK 1042413

UNITED STATES
                   				SECURITIES AND EXCHANGE COMMISSION
                      					WASHINGTON, D.C.  20549

                          						FORM 10-QSB/A

	(Mark One)

		[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
   			OF THE SECURITIES EXCHANGE ACT OF 1934

   			FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

							or

		[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
   			OF THE SECURITIES EXCHANGE ACT OF 1934

   			FOR THE TRANSITION PERIOD FROM ________ TO ________

             					COMMISSION FILE NUMBER 333-31681

           			ATLAS-ENERGY FOR THE NINETIES-PUBLIC #6, LTD.
	      	(Exact name of registrant as specified in its charter)

                PENNSYLVANIA	                    					23-2888337
(State of incorporation or organization)	  (IRS Employer Identification No.)

           		311 Rouser Road, Moon Township, Pennsylvania, 15108
	      	(Address of principal executive offices, including zip code)

    	Registrant's telephone number, including area code: (412) 262-2830


                                 								NONE
(Former name, former address and former fiscal year, if changed since last report)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
 Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
 subject to such filing requirements for the past 90 days		YES X    	NO


Transitional Small Business Disclosure Format
(Check one)	YES X     	NO


This report is an amendment to the Atlas-Energy For The Nineties - Public #6, Ltd. ("Partnership") quarterly report on Form 10-QSB for the quarter ended March 31, 1999. The report is being amended to refile the Statement of Income and the Statement of Cash Flows, which have been modified to show the impact of the initial adoption of the AICPA's Statement of Position 98-5
("SOP 98-5" )as a cumulative effect of change in accounting principle. In its previously-filed Form 10-QSB for the quarter ended March 31, 1999, the Partnership recorded such impact as a direct charge to Partners' capital.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under-signed, there unto duly authorized:

					           	ATLAS-ENERGY FOR THE NINETIES - PUBLIC #6, LTD.
                          									(Registrant)

               							/s/ James R. O'Mara
						--------------------------------------------
							                  	James R. O'Mara
                  President, CEO and a Director


              							/s/ Tony C. Banks
						--------------------------------------------
							                 	Tony C. Banks
                     Vice President and CFO

Date:  September 23, 1999



               ATLAS-ENERGY FOR THE NINETIES - PUBLIC #6, LTD.
                    Statement of Income (Unaudited)
               For the three months ended March 31, 1999 and 1998

                                            											Three Months Ended
                                                												March 31,
                                             										1999          	1998
 REVENUE                                               ----           -----

    	Natural gas sales					                          		$399,398     		$144,564
    	Interest income						 	                              3,167		           79
                                            											--------     		--------
	       	Total revenue						 	                         402,565	      	 144,643


 EXPENSES

     	Well operating expense						        		              49,577        13,788
     	Depl. and depr. of oil & gas wells and leases     	314,459	       97,908
	     General and administrative fees		                    9,101         2,664
     	Professional fees							                             4,250	       10,153
     	Amortization of organizational/syndication costs	        0        14,002
     	Other		                    							                     297	          529
 											                                              -------      ---------
	    	Total expenses							                               377,684	     139,044
                                                          -------      -------
Earnings before cum. effect of change in acct. prin.      24,881	       5,599
Cumulative effect of change in accounting principle     (1,325,501)        0
										                                          -----------     		--------
Net income (loss)							                               $(1,300,620)  	$  5,599
										                                            ============	   	========

The notes to Financial Statements are an integral part of this statement.



               ATLAS-ENERGY FOR THE NINETIES - PUBLIC #6, LTD.
                    Statement of Cash Flows (Unaudited)
             For the three months ended March 31, 1999 and 1998


                                         										Three Months Ended
                                           													March 31,
                                          										1999          	1998
                                                    ----           ----
Cash flows from operating activities
	Net income (loss)							                       $(1,300,620)     $  5,599
	Adjustments to reconcile net income to net cash
	 provided by operating activities:
     		Cumulative effect of change in acct. prin.	1,325,501	            	0
     		Depletion and depreciation					              314,459         97,908
     		Amortization								                               0        	14,002
      	(Decrease) Increase in accounts receivable		  94,405       (112,700)
     		Increase (decrease) in accounts payable			     4,007         (1,549)
                                                     ---------    ---------

Cash provided by operating activities					           437,752         3,260

Cash flows used in financing activities:
	Distributions to partners						                    (433,212)      (22,538)
												                                        ----------     ---------

Net increase (decrease) in cash              						     4,540      (19,278)

Cash at beginning of period	                   					     7,960      19,459
                                         												 ----------  ---------

Cash at end of period			                         			  $ 12,500        $ 181
										                                          		 ==========  =========


The notes to Financial Statements are an integral part of this statement.