Form 10QSB
period 1999-09-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 1999-11-15
CIK 1042413

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership") for the period January 1, 1999 to September 30, 1999

Item 2.  Description of Business

The Partnership has placed into production 44.45 net wells to the Clinton/Medina formation in Mercer and Lawrence Counties, Pennsylvania. As of September 30, 1999, all 44.45 net wells are in production. The first quarterly distribution was on June 8, 1998 for natural gas production during January, February and March, 1998.

Natural gas sales revenue for the three months was $367,384 which includes landowner royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
                             BALANCE SHEET
                As of September 30, 1999 and December 31, 1998

                              BALANCE SHEET

ASSETS                                     09/30/99     12/31/98   Increase
                                          (unaudited)             (decrease)

Cash                                     $    7,784   $    7,960  $     (176)
Accounts receivable                         322,803      444,226    (121,423)
                                            -------      -------   ---------
TOTAL CURRENT ASSETS                        330,587      452,186    (121,599)

Oil and gas drilling contracts/leases
,net of accum. depl. & amort.             8,420,840    9,242,427   (821,587)
Organizational/syndication costs (note 3)     -0-      1,325,501 (1,325,501)
                                         ----------   ----------  ----------
              TOTAL ASSETS              $ 8,751,427  $11,020,114 $(2,268,687)
                                         ==========   ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $   10,001   $   17,725  $   (7,724)
Partners' capital                        8,741,426   11,002,389  (2,260,963)
                                        ----------   ----------   ----------
TOTAL LIABILITIES AND PARTNERS CAPITAL $ 8,751,427  $11,020,114 $(2,268,687)
                                        ==========   ==========   ==========
The notes to Financial Statements are an integral part of this statement.
--------------------------------------------------------------------------

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                              STATEMENT OF INCOME  (Unaudited)
             For the nine months ended September 30, 1999 and 1998

                            Nine Months Ended          Third Quarter Ended
                                  Sept 30,                   Sept 30,
                               1999       1998             1999       1998
                             ------------------         -------------------

REVENUE
Natural gas sales          $1,121,756  $1,214,504        $367,384   $563,000
Interest Income                 7,200       2,680           1,888      2,243
                           ----------  ----------        ---------   --------
Total Revenue               1,128,956   1,217,184          369,272    565,243

EXPENSES
Well operating expense       140,900    154,050           44,580     74,180
Depletion and depreciation
 of oil and gas wells and
 leases                      821,588    956,381          240,382    462,913
General and administ. fees    29,291     21,615           10,001     10,197
Professional fees              7,663     10,233            (232)         80
Amortiza. of organ/synd costs    -0-    137,120              -0-     66,389
Other                          1,198        794              400        183
                            ----------   -------          -------    -------
Total Expenses             1,000,640  1,280,193          295,131    613,942
                            ----------   -------          -------    -------
Earnings before cumulative
effect of chg. in acctg.
principle                    128,316    (63,009)           74,141    (48,699)

Cumulative effect of chg.
in acctg. principle(Note3) (1,325,501)    -0-                -0-       -0-
                           -----------   ------            --------  -------

Net Earnings (Loss)        $(1,197,185) $(63,009)        $74,141    $(48,699)
                           ============ =========        ========   =========

The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS (UNAUDITED)
              For the nine months ended Sept 30, 1999 and 1998

                                                   Nine Months Ended
                                                        Sept 30,
                                                     1999      1998
                                                  --------------------
                        Increase (Decrease) in Cash

Cash flows from operating activities
Net (Loss)                                      ($ 1,197,185)   ($63,009)
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
Cumulative effect of change in acctg. principle    1,325,501       -0-
Depletion and depreciation                           821,588     956,381
Amortization of organizational/synd.costs             -0-        137,120
Decrease (Increase) accounts receivable              121,423    (470,744)
Increase (Decrease) in accounts payable               (7,724)      3,915
                                                -----------  -----------
Cash provided by operating activities              1,063,603     563,663

Cash flows used in financing activities:
Distributions to Partners                         (1,063,779)   (582,470)
                                                 ----------  ----------
Net Decrease in Cash                                    (176)    (18,807)

Cash at beginning of period                            7,960      19,459
                                                   ----------  ---------
Cash at end of period                                $ 7,784   $     652
                                                   ==========  =========
The notes to Financial Statements are an integral part of this statement.
-----------------------------------------------------------------------------


                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                For the nine months ended Sept 30, 1999


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1999             $1,867,146   $9,135,243 $11,002,389

Participation in revenue and expenses:

Net production revenues                   245,214      735,642     980,856
Interest                                    1,800        5,400       7,200
Depletion and depreciation              ( 195,477)  (  626,110)   (821,587)
Amortization                                    0            0           0
Other costs                             (   9,538)  (   28,614)    (38,152)
                                       -----------   ----------    --------
Earnings before cumulative
effect of change in acctg.
principle                                   41,999      86,318      128,317
Cumulative effect of chg.
in acctg. principle                     (1,325,501)        -0-   (1,325,501)
Distributions                             (265,945)  ( 797,834)  (1,063,779)
                                       -----------  -----------  ----------
BALANCE AT Sept 30, 1999               $   317,699   $8,423,727 $ 8,741,426
                                      ===========  ========== =============

The notes to Financial Statements are an integral part of this statement.

-----------------------------------------------------------------------------
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            Sept 30, 1999

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of September 30, 1999 and for the nine months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1998 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

Results of Operations
---------------------

Nine Months Ended September 30, 1999
-------------------------------------------

Natural gas sales revenue for the nine months ended September 30, 1999 was down $92,748 (8%) due primarily to declines in natural gas production which decreased from 657,745 Mcf in the nine months ended Sept 30, 1998 to 586,848 Mcf in the current nine months. The decrease in gas production results primarily from normal declines in well production in the current nine months. Natural gas prices increased by $.07/Mcf to $2.18/Mcf during the current nine months.

Quarter Ended Sept 30, 1999
---------------------------

Natural gas sales revenue for the three months ended Sept 30, 1999 was down due primarily to normal declines in natural gas production from 318,377 Mcf in the three months ended Sept 30, 1998 to 171,701 Mcf in the current three months. Natural gas prices increased $.43/Mcf to $2.45/Mcf in the current three months.

Financial Condition
-------------------

Liquidity
---------

The increase in cash provided by operating activities and distributions to partners during the nine months ended Sept 30, 1999 results primarily from higher cash received from sales of natural gas. The partnership's working capital decreased 26% from $434,461 at December 31, 1998 to $320,586 at Sept 30, 1999. The decrease is attributable to normal declines in natural gas production from the levels at the end of 1998 which resulted in lower receivables in connection with sales of gas produced.



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

Date:   September 30, 1999

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   September 30, 1999

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   September 30, 1999

------------------------------------------------------------------------