Form 10KSB
period 1999-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 2000-04-14
CIK 1042413

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [ X ]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

   [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

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

                                      None
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      State issuer's revenues for its most recent fiscal year. $1,376,357

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

      Transitional Small Business Disclosure Format (check one):

      Yes  X  No
          ---    ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS ATLAS-ENERGY FOR THE NINETIES-PUBLIC #6 LTD. (THE "PARTNERSHIP")

       We were formed under the Pennsylvania Revised Uniform Limited Partnership Act on July 1, 1997, with Atlas Resources, Inc. ("Atlas") as our managing general partner to drill natural gas development wells. We have no employees and rely on our managing general partner for management. See Item 3, "Directors, Executive Officers and Significant Employees."

       We began our drilling activities under the drilling and operating agreement, with our managing general partner acting as operator and general drilling contractor, on our initial closing date of December 1, 1997. Our final closing date was December 31, 1997, and we were funded with total subscriptions of $9,901,025.

       A total of 44.45 net wells were drilled to the Clinton/Medina geological formation in Mercer and Lawrence Counties, Pennsylvania. These wells are currently producing natural gas, which is our only product, and will continue to do so until they are depleted at which time they will be plugged and abandoned. No other wells will be drilled and thus no additional funds will be required for drilling. Also, we did not begin paying operating and maintenance costs for the wells under the drilling and operating agreement until the wells began to produce, and our operating and maintenance costs have been and are expected to be fulfilled through revenues generated from our gas sales. During producing operations our managing general partner, as operator, receives a monthly well supervision fee of $275 for each producing well for which it has responsibility under the drilling and operating agreement. The well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as:

       -      well tending, routine maintenance and adjustment;

       - reading meters, recording production, pumping, maintaining appropriate books and records;

       -      preparing reports to us and to government agencies; and

       -      collecting and disbursing revenues.

       The well supervision fees do not include costs and expenses related to the purchase of equipment, materials or third party services and brine disposal. If these costs are incurred, then our managing general partner as operator will charge us at cost for third party services and materials and a reasonable charge for services performed directly by it or its affiliates. The drilling and operating agreement also gives our managing general partner as operator the right at any time after three years from the date one of our wells has been placed into production to retain $200 per month to cover future plugging and abandonment costs of the well. Although we do not anticipate that we will have to do so, any additional funds which may be required will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

       We did not purchase and do not anticipate selling any producing wells. To realize revenues our natural gas must be marketed. Our managing general partner is responsible for selling our gas production, and its policy is to treat all wells in a given geographic area equally. Our managing general partner determines a weighted average selling price for all the gas sold in a geographic area, such as the Mercer County area, by taking the money received from the sale of all the gas sold by it and its affiliates, including us, in the area and dividing by the volume of gas sold. Each of the managing general partner's affiliates, including us, will then receive this gas price for gas sold in the area. All of our gas is to be sold as discussed in Item 2, "Properties - Delivery Commitments."

       The marketing of our gas production is also affected by numerous factors beyond our control and the effect of which we cannot accurately predict. These factors include, but are not limited to, the following:

       - the amount of domestic production and foreign imports of oil and gas;

       - competition from other energy sources such as coal and nuclear energy;

       - local, state and federal regulations regarding production and the cost of complying with applicable environmental regulations; and

       -      fluctuating seasonal supply and demand.

For example, the demand for natural gas is greater in the winter months than in the summer months, which is reflected in a higher spot market price paid for the gas. Also, increased imports of oil and natural gas have occurred and are expected to continue. The free trade agreement between Canada and the United States eased restrictions on imports of Canadian gas to the United States, and the North American Free Trade Agreement eliminated trade and investment barriers in the United States, Canada and Mexico. These imports could have an adverse effect on both the price and volume of gas produced from the wells. In the past reduced demand for natural gas and/or an excess supply of gas resulted in a lower price paid for gas and difficulties in marketing gas.

       Governmental agencies regulate the production and transportation of our natural gas. Generally, the regulatory agency in the state where a producing natural gas well is located supervises production activities and the transportation of natural gas sold intrastate. Our oil and gas operations are regulated in Pennsylvania by the Department of Environmental Resources, Division of Oil and Gas which imposes a comprehensive statutory and regulatory scheme on oil and gas operations such as ours. Among other things, the regulations involve:

       - new well permit and well registration requirements, procedures and fees;

       -      minimum well spacing requirements;

       -      restrictions on well locations and underground gas storage;

       - certain well site restoration, groundwater protection and safety measures;

       -      landowner notification requirements;

       -      certain bonding or other security measures;

       -      various reporting requirements;

       -      well plugging standards and procedures; and

       -      broad enforcement powers.

We do not expect that these regulations will have a material adverse impact upon our operations, and we believe we have complied in all material respects with applicable state regulations and will continue to do so.

       Gas prices are not regulated and in recent years gas prices have been volatile. The price of our gas is based on supply, demand, BTU content, pressure, location of the well and other factors.

       The Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation of natural gas, and it has sought to promote greater competition in natural gas markets. Traditionally, natural gas has been sold by gas producers to pipeline companies, which then would resell the gas to end-users. FERC changed this market structure by requiring interstate pipeline companies that transport gas for others to provide transportation services to producers, distributors, and all other shippers of natural gas on a "first-come, first-served" basis. This permits producers and other shippers to sell natural gas directly to end-users and local distribution companies.

       FERC Order 636 requires gas pipeline companies to, among other things, separate their sales services from their transportation services and provide an open access transportation service that is comparable in quality for all gas suppliers or producers. The premise behind FERC Order 636 was that the gas pipeline companies had an unfair advantage over other gas suppliers because they could bundle their sales and transportation services together. FERC Order 636 is designed to ensure that no gas seller has a competitive advantage over another gas seller because it also provides transportation services. We believe the effect of FERC Order 636 has been to restructure the natural gas industry and increase its competitiveness. Also, the Clean Air Act Amendments of 1990 contain incentives for the future development of "clean alternative fuel," which includes natural gas and liquefied petroleum gas for "clean-fuel vehicles." We believe the amendments ultimately will have a beneficial effect on natural gas markets and prices.

       From time to time there are a number of proposals being considered in Congress and in the legislatures and agencies of various states that if enacted would significantly and adversely affect the oil and natural gas industry, including us. The proposals involve, among other things, limiting the disposal of waste water from wells and changes in the tax laws. We are unable to predict what proposals, if any, will be enacted and their subsequent effect on our activities.

       Our operations and costs may also be affected by various federal, state and local laws covering the discharge of materials into the environment, or otherwise relating to the protection of the environment. We may generally be liable for cleanup costs to the United States Government under the Federal Clean Water Act for oil or hazardous substance pollution and for hazardous substance contamination under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Our liability for environmental cleanup costs or damages is unlimited in cases of willful negligence or misconduct. In addition, the Environmental Protection Agency will require us to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters and will require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals will also be needed with respect to wastewater discharges and air pollutant emissions.

       Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Compliance with these statutes and regulations may cause delays or increase our production costs. Because these laws and regulations are constantly being revised and changed we are unable to predict the ultimate costs of complying with present and future environmental laws and regulations, although we do not believe these costs will be substantial. We are unable to obtain insurance to protect against many environmental claims.

       We have not filed bankruptcy nor have we been involved in any material reclassification, merger, consolidation, receivership or similar proceeding or purchase or sale of a significant amount of assets not in the ordinary course of business. Also, we have not and will not devote any funds to research and development activities and there are no new products or services. We do not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

ITEM 2.   PROPERTIES

       DRILLING ACTIVITY. We drilled 44.45 net wells and all wells were productive. The wells were drilled and completed by June 29, 1998. No further drilling activities will be undertaken.

       The following table summarizes our drilling activity since our formation. All the wells drilled were development wells which means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. We did not participate in any exploratory wells which means a well drilled to find commercially productive hydrocarbons in an unproved area; to find a new commercially productive horizon in a field previously found to be productive of hydrocarbons at another horizon; or to significantly extend a known prospect.

                                                                                YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------
                                                               1997                     1998                    1999
                                                               ----                     ----                    ----
                                                         Gross        Net        Gross         Net       Gross        Net
                                                         -----        ---        -----        -----      -----        ---
     Development Wells:
          Oil.....................................           0          0            0            0          0          0
          Gas.....................................           0          0           55        44.45          0          0
          Dry.....................................           0          0            0            0          0          0
                                                         -----        ---        -----        -----      -----        ---
              Total...............................           0          0           55        44.45          0          0
                                                         =====        ===        =====        =====      =====        ===

       A "dry hole" is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A "productive well" is an exploratory or a development well that is not a dry well.

       A "gross" well is a well in which we have a working interest. A "net" well equals the actual working interest owned in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

       PRODUCTION. The following table shows our net production in barrels ("bbls") of crude oil and in thousands of cubic feet ("mcf") of natural gas and the costs and weighted average selling prices thereof, for the periods indicated.

                                                                            YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                              1997                    1998                   1999
                                                              ----                    ----                   ----
Production (1):
       Oil (Bbls)....................................            0                       0                     25
       Natural Gas (Mcf).............................            0                 816,375                646,219
       Total (Equivalent Barrels)  (2)...............            0                 136,063                107,728
Average Sales Price:
       Per Equivalent Barrel (2)(3)..................            0                  $12.66                 $12.69
Average Production Cost (lifting cost):
       Per Equivalent Barrel (2)(4)..................            0                  $ 1.60                 $  .82

----------------------------
       (1) The production shown in the table is determined by multiplying the gross production of properties in which we have an interest by the percentage of the leasehold interest we own less the royalty interests of others. All of the wells we own are subject to a 12.5% landowner's royalty and have an 87.5% net revenue interest.
       (2) The ratio of energy content of oil and gas (six mcf of gas equals one barrel of oil) was used to convert natural gas production into equivalent barrels of oil.
       (3) The average sales price per mcf of gas sold by us was $2.22 in 1998, and $2.27 in 1999 after deducting all expenses, including transportation expenses.
       (4) Production costs represent oil and gas operating expenses as reflected in our financial statements plus depreciation of support equipment and facilities.

       SUMMARY OF PRODUCTIVE WELLS. The table below gives the number of our productive gross and net wells at December 31, 1999.

                                             GAS WELLS
                                    -----------------------------
Location                            Gross                    Net
--------                            -----                    ---
Pennsylvania...................        55                   44.45
                                    -----                   -----
     Total.....................        55                   44.45
                                    =====                   =====

       "Productive wells" are producing wells and wells capable of production.

       OIL AND GAS RESERVES. All of our oil and gas reserves are located in the United States. Estimates of our net proved developed and undeveloped oil and gas reserves as of December 31, 1999, and the present value (discounted at 10%) of estimated future net revenue before income tax from those reserves are set forth in the following table. This information is derived from the engineering report dated January 1, 2000.

                                                 AS OF DECEMBER 31, 1999                PRESENT VALUE OF
                                                   NET PROVED RESERVES                 FUTURE NET REVENUES
                                          ---------------------------------------      -------------------
                                               Oil         Gas          Total
                                             (Bbls)       (Mcf)         (BOE)            (in thousands)
Proved Developed....................               0    4,094,324      682,387                $3,589
                                             -------    ---------      -------                ------
Proved Undeveloped..................               0            0            0                     0
                                             -------    ---------      -------                ------
                                                   0    4,094,324      682,387                $3,589
     Total                                   =======    =========      =======                ======

       Estimated future net revenues represent estimated future gross revenues from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of December 31, 1999. These prices were held constant throughout the life of the properties except where different prices were fixed and determinable from applicable contracts. These price assumptions resulted in a weighted average price of $2.92 per mcf for gas over the life of the properties. The amounts shown do not reflect non-property related costs, such as:

       -      general and administrative expenses;

       -      future income tax expense; and

       -      depreciation, depletion and amortization.

The present value of estimated future net revenues is calculated by discounting estimated future net revenues by 10% annually. Prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production after December 31, 1999. We can provide no assurance of the following:

       - that all of the proved reserves will be produced and sold within the periods assumed;

       - that the assumed prices will actually be realized for the production; or

       -      that existing contracts will be honored.

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

       "Proved reserves" means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based upon future conditions.

       - Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes:

              - that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and

              - the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.

       In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

       - Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

       -      Estimates of proved reserves do not include the following:

              - oil that may become available from known reservoirs but is classified separately as "indicated additional reserves";

              - crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

              - crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

              - crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

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

       We do not have any proved undeveloped reserves. "Proved undeveloped reserves" are reserves that are expected to be recovered either from:

              -      new wells on undrilled acreage; or

              - from existing wells where a relatively major expenditure is required for recompletion.

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

       Since December 31, 1999, we do not believe there has been a favorable or adverse event which would cause a significant change in estimated reserves. Reserves cannot be measured exactly as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. We have not filed any estimates (on a consolidated basis) of our oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the SEC within the 12 months before the date of this filing.

       ACREAGE. The following table sets forth, as of December 31, 1999, the acres of developed and undeveloped oil and gas acreage in which we have an interest.

                                  DEVELOPED ACREAGE           UNDEVELOPED ACREAGE           TOTAL
                                  -----------------           -------------------           ------

Location                         Gross           Net           Gross           Net          Gross           Net
--------                         -----           ---           -----           ---          -----           ---
Pennsylvania.................    2,512         2,025              0              0          2,512         2,025
                                 -----         -----        -------         ------          -----         -----
        Total    ............    2,512         2,025              0              0          2,512         2,025
                                 =====         =====        =======         ======          =====         =====

       A "gross" acre is an acre in which we own a working interest. A "net" acre equals the actual working interest owned in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre. "Undeveloped acreage" is those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

       DELIVERY COMMITMENTS. Our Managing General Partner anticipates that substantially all of the natural gas produced by us in this and previous programs in the Mercer County area will be sold to four (4) customers:

            1) National Fuel Resources, Inc, a marketing subsidiary of National
               Fuel Gas Company (NFG), a publicly traded natural gas utility company listed on the New York Stock Exchange. NFG distributes natural gas to approximately 731,000 customers in southwestern New York and northwestern Pennsylvania through its regulated utility divisions.

            2) Northeast Ohio Gas Marketing, Inc., a marketing subsidiary of
               First Energy Corporation (FE), a publicly traded electric utility company listed on the New York Stock Exchange. FE serves more than 5.5 million people in central and northern Ohio and western Pennsylvania.

            3) NUI Energy Brokers, Inc, a marketing subsidiary of NUI Corp.
               (NUI), a publicly traded natural gas utility company listed on the New York Stock Exchange. NUI distributes natural gas to approximately 372,000 customers in six states through its regulated utility divisions.

            4) Wheatland Tube Company, a Pennsylvania Corporation, which connects directly to Atlas Pipeline Partners (APL), a Master Limited Partnership, publicly traded on the American Stock Exchange. APL in engaged in the ownership and operation of the majority of the natural pipeline gathering systems that serve the Managing General Partner's production affiliates.

       All four (4) of the aforementioned Agreements involve monthly pricing determined by industry standard indexes for each of the delivery locations contemplated therein. In addition, the Agreement with Wheatland Tube Company contains minimum and maximum prices which are fixed over each annual period.

       The Agreements with National Fuel Resources, Inc. and NUI Energy Brokers, Inc. are standard industry contracts as suggested by the Gas Industry Standards Board (GISB) for one-year terms commencing April 1, 2000. Both Agreements are for firm fixed daily volumes (11,000 and 5,000 Dthd, respectively) delivered to the facilities of National Fuel Gas Supply.

       The Agreement with Northeast Ohio Gas Marketing, Inc. is for a 10-year term, which began on April 1, 1999, and provides that Northeast Ohio Gas Marketing must take all of the gas produced by our managing general partner and its affiliates. The agreement establishes price formula for each of the delivery points for either the first one or two years of the Agreement. If, at the end of the applicable period, our managing general partner and Northeast Ohio Gas Marketing cannot agree to a new price, then our managing general partner and its affiliates may arrange a sale of the gas to third parties. However, they must first give Northeast Ohio Gas Marketing notice and an opportunity to match the price. Thereafter, Northeast Ohio Gas Marketing and our managing general partner will set the prices annually each November 30 subject to the same terms. However, if there is no price agreement, then we can sell our gas to third parties for the term of any unmatched third party offer. The contracts with National Fuel Resources, Inc. and NUI Energy Brokers, Inc. are pursuant to this right of refusal.

ITEM 3.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

       RESPONSIBILITIES OF ATLAS. We have no employees and rely on our managing general partner, which also serves as driller-operator of the wells, for management. Our managing general partner has complete and exclusive discretion and control over our operations and activities and makes all of our decisions affecting the wells which we have developed. Our managing general partner provides continuing review and analysis of all wells and monitors all expenditures and commitments made on our behalf. In addition, our managing general partner performs administrative services relating to our funding and operation, participant reporting, financial budgeting and record keeping.

       BUSINESS OF ATLAS. Our managing general partner was incorporated in 1979 and its affiliate, Atlas Energy Group, Inc., an Ohio corporation, was incorporated in 1973. As of December 31, 1999, our managing general partner and its affiliates operated approximately 3,400 oil or natural gas wells located in Ohio, Pennsylvania, and New York.

       On September 29, 1998, Atlas Group, the former parent company of our managing general partner, merged into Atlas America, Inc., a newly formed wholly-owned subsidiary of Resource America, Inc. Resource America is a publicly-traded company principally engaged in real estate finance, equipment leasing and energy and energy finance. Atlas America is continuing the existing business of Atlas Group and is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108 which is also the managing general partner's primary office.

       The managing general partner and its affiliates under Atlas America employ a total of approximately 154 persons, consisting of 4 geologists, 9 landmen, 4 engineers, 49 operations staff, 12 accounting, 1 gas marketing, and 18 administrative personnel. The balance of the personnel are engineering, pipeline and field supervisors.

                                           ORGANIZATIONAL DIAGRAM (1)(2)

                                         -------------------------------------
                                                Resource America, Inc.
                                         -------------------------------------

                                         -------------------------------------
                                                 Atlas America, Inc.
                                         -------------------------------------

                                         -------------------------------------
                                                      AIC, Inc.
                                         -------------------------------------

           ---------------------- ------------------ -------------------- -------------------- -----------------------
--------------------   -------------------   ----------------  --------------------  --------------------  ---------------------
 Atlas Resources,         Atlas Energy         Transatco,       Atlas Information     Anthem Securities    Atlas Energy Group,
  Inc., managing          Corporation,         Inc., which         Management,        Inc., registered      Inc., driller and
 general partner,       managing general       owns 50% of       L.L.C., markets        broker-dealer        operator in Ohio
    driller and            partner of            Topico,         information and     and dealer-manager
    operator in           exploratory           operates       technology services
   Pennsylvania             drilling           pipeline in
                        partnerships and          Ohio
                          driller and
                            operator
--------------------   -------------------   ----------------  --------------------  --------------------  ---------------------

--------------------                                                                                         -------------------
ARD Investments,                                                                                             AED Investments,
Inc.                                                                                                         Inc.
--------------------                                                                                         -------------------

------------------------------------
(1) Resource Energy and Viking Resources, which are subsidiaries of Resource America, are also engaged in the oil and gas business. In the near term, it is expected that both Resource Energy and Viking Resources will retain their separate corporate existence, however, Atlas America will manage the assets and employees of both including sharing common employees. Also, many of the officers and directors of the managing general partner serve as officers and directors of those entities.

(2) Atlas Pipeline Partners, L.P. (and Atlas Pipeline Operating Partnership) is a master limited partnership formed by a subsidiary of Atlas America as managing general partner to acquire a natural gas gathering system and related facilities from Resource Energy, Atlas America, and Viking Resources. The gathering system consists of approximately 888 miles of intrastate pipelines located in Pennsylvania, Ohio, and New York. We anticipate that this master limited partnership will gather and deliver natural gas produced by us in the Mercer County area to either public utility or interstate pipeline systems or industrial end-users in the area.

       DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF ATLAS. The executive officers, directors and significant employees of our managing general partner are as follows:


NAME                               AGE               POSITION OR OFFICE
--------------------               ---               --------------------------------------------------

James R. O'Mara                     57               Vice Chairman of the Board and a Director
Charles T. Koval                    66               Director
Tony C. Banks                       45               President, Chief Executive Officer, and a Director
Frank P. Carolas                    40               Vice President of Land and Geology
Jeffrey C. Simmons                  41               Vice President of Production
William R. Seiler                   45               Vice President and Controller
Barbara J. Krasnicki                54               Secretary



       JAMES R. O'MARA. Vice Chairman of the Board and a director of the managing general partner and Atlas America. Mr. O'Mara joined Atlas Energy in 1975.

       CHARLES T. KOVAL. Director of the managing general partner and Atlas America. He co-founded Atlas Energy. Mr. Koval is serving and has served as a director of Imperial Harbors since 1980.

       TONY C. BANKS. President, Chief Executive Officer and a director of the managing general partner and Atlas America. Mr. Banks joined Atlas Group in 1995. Prior to Mr. Banks joining Atlas he had been with affiliates of Consolidated Natural Gas Company ("CNG") since 1974. Mr. Banks started as an accounting clerk with CNG's parent company in 1974 and progressed through various positions with CNG's Appalachian producer, northeast gas marketer and southwest producer to his last position as Treasurer of CNG's national energy marketing subsidiary.

       FRANK P. CAROLAS. Vice President of Geology of the managing general partner and Atlas America. Mr. Carolas joined Atlas Energy in 1981.

       JEFFREY C. SIMMONS. Vice President of Operations of the managing general partner and Atlas America. Since 1997 Mr. Simmons has also been Executive Vice President, Chief Operating Officer and director of Resource Energy. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer.

       WILLIAM R. SEILER. Vice President and Controller of the managing general partner and Atlas America. Mr. Seiler has over 25 years of accounting, financial reporting, financial analysis, and mergers and acquisitions experience in the oil and gas industry with Consolidated Natural Gas Company before joining Atlas America and the managing general partner in July of 1999. Mr. Seiler joined CNG's corporate headquarters in 1974 as an accounting clerk and progressed to his final position as an officer of CNG as corporate assistant controller.

       BARBARA J. KRASNICKI. Secretary of the managing general partner. Ms. Krasnicki has been with Atlas America and its predecessors since their inception in 1971. She was the office and personnel manager. She was elected secretary of the managing general partner in August, 1999.

ITEM 4.   REMUNERATION OF DIRECTORS AND OFFICERS

       We have no employees and rely on the employees of the managing general partner and its affiliates for services. Thus, we did not directly pay any compensation to the employees of our managing general partner for the last fiscal year. See Item 6, "Interest of Management and Others in Certain Transactions," below for compensation which we paid to our managing general partner.

ITEM 5.   SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

       As of December 31, 1999, we had issued and outstanding 991.615 units. No officer or director of our managing general partner owns any units. Also, no partner beneficially owns more than 10% of our outstanding units.

       Resource America owns 100% of the common stock of Atlas America, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of our managing general partner.

ITEM 6.   INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

       OIL AND GAS REVENUES. Our managing general partner is allocated 25% of our oil and gas revenues in return for having paid organization and offering costs equal to 15% of our subscriptions, 14% of tangible costs and contributing all leases for a total capital contribution of $1,968,637. During the calendar year ending December 31, 1999, our managing general partner received $319,720 from our oil and gas revenues.

       LEASES. Our managing general partner contributed to us (at the lower of fair market value or its cost of the prospects) 55 undeveloped prospects to drill approximately 44.45 net wells. Our managing general partner received a credit in the amount of $156,420 for these prospects. During 1999, our managing general partner did not enter into any further lease transactions with us and none are anticipated.

       ADMINISTRATIVE COSTS. Our managing general partner and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which is proportionately reduced if we acquired less than 100% of the working interest in a well. During the calendar year ending December 31, 1999, our managing general partner received $40,106 for its administrative costs.

       DIRECT COSTS. Our managing general partner and its affiliates are reimbursed for all direct costs expended on our behalf. During the calendar year ending December 31, 1999, our managing general partner received $44,558 as reimbursement for direct costs.

       DRILLING CONTRACTS. On December 1, 1997, as amended on December 31, 1997, we entered into a drilling contract with our managing general partner to drill and complete 44.45 net wells. We paid the managing general partner for drilling and completing our wells an amount equal to $37.39 per foot to the depth of the well at its deepest penetration, proportionately reduced if we acquired less than 100% of the working interest in a well. The total amount received by our managing general partner was $10,228,088 for drilling and completing the wells. During 1999, we did not enter into any further drilling transactions and none are anticipated.

       PER WELL CHARGES. Our managing general partner, as operator, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquired less than 100% of the working interest in a well. During the calendar year ending December 31, 1999, our managing general partner received $43,557 for well supervision fees.

       As operator our managing general partner charges us at cost for third party services and materials provided for each well which has been placed in operation.

       TRANSPORTATION AND MARKETING FEES. We pay a combined transportation and marketing charge at a competitive rate, which is currently $0.29 for each mcf transported, to the managing general partner and its affiliates, for natural gas which we produce. See footnote 2 to the Organizational Diagram for a discussion of the change of ownership of the gathering system. For the year ended December 31, 1999, we paid $187,404.

       OTHER COMPENSATION. We will reimburse our managing general partner for any loan it may make to us at a competitive rate of interest. If our managing general partner provides equipment, supplies and other services to us it may do so at competitive industry rates. For the calendar year ending December 31, 1999, our managing general partner did not advance any funds nor did it provide any equipment, supplies or other services.

                                     PART II

ITEM 7.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       MARKET INFORMATION. There is no established public trading market for our units and we do not anticipate that a market will develop. Our units may be transferred only in accordance with the provisions of Article 6 of our partnership agreement. The principal restrictions on transferability are as follows:

       -      the consent of our managing general partner is required; and

       - no transfer may be made which would result in materially adverse tax consequences to us or the violation of federal or state securities laws.

       An assignee may become a substituted limited partner or investor general partner only upon meeting the following conditions:

       -      the assignor gives the assignee the right;

       - our managing general partner consents to the substitution, which is in its absolute discretion;

       - the assignee pays to us all costs and expenses incurred in connection with the substitution; and

       - the assignee executes and delivers the instruments which are satisfactory to our managing general partner to effect the substitution and to confirm the assignee's agreement to be bound by all terms and provisions of the partnership agreement.

A substitute partner is entitled to all rights attributable to full ownership of the assigned units, including the right to vote.

       HOLDERS. As of December 31, 1999, there were 393 interestholders.

       DIVIDENDS. Our managing general partner reviews our accounts quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We distribute those funds to you and the other participants which our managing general partner determines are not necessary for us to retain. We will not advance or borrow funds for purposes of distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues.

       The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our managing general partner may only be made in conjunction with distributions to you and the other participants.

       During the calendar year ending December 31, 1999, we distributed $1,032,437 to you and the other participants and $344,145 to our managing general partner.

ITEM 8.   LEGAL PROCEEDINGS

       None.

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       In December 1998, we engaged Grant Thornton, L.L.P., as the independent certified public accountants to audit our financial statements for the calendar year ended December 31, 1998. At that time, we chose not to renew the engagement of McLaughlin & Courson, who previously served as our independent certified public accountants. The decision to change accountants was approved by our managing general partner.

       During the period since our formation on July 1, 1997, and each subsequent interim period, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference in connection with their report to the subject matter of the disagreements.

       The reports of the former principal accountants on our financial statements since our formation contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 10.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       None.

ITEM 11.  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Because we have no equity securities registered pursuant to Section 12 of the Exchange Act, there is no required compliance with Section 16(A) of the Exchange Act.

ITEM 12.  REPORTS ON FORM 8-K

       We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                    PART F/S

ITEM 13.  FINANCIAL STATEMENTS

       Our Financial Statements for the last fiscal year, together with the opinion of the accountants thereon, are on pages 19 through 30 of this report.

                                    PART III

ITEM 14.  EXHIBITS

       (a) Exhibits See Exhibit Index on page 17.

                                  EXHIBIT INDEX


                             DESCRIPTION                        LOCATION
                             -----------                        --------

4(a)       Certificate of Limited Partnership for               Previously filed in the
           Atlas-Energy for the Nineties-Public #6 Ltd.         Form 10-KSB for the period
                                                                ending December 31, 1997.

4(b)       Amended and Restated Certificate and Agreement       Previously filed in the
           of Limited Partnership for Atlas-Energy for the      Form 10-KSB for the period
           Nineties-Public #6 Ltd. dated December 31, 1997      ending December 31, 1997.

10(a)      Drilling and Operating Agreement with exhibits       Previously filed in the
                                                                Form 10-KSB for the period
                                                                ending December 31, 1997.


                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #6 Ltd.

By:  (Signature and Title):         Atlas Resources, Inc., Managing General Partner

By   (Signature and Title):         /s/ Tony C. Banks
                                    ----------------------------------------------------------------
                                    Tony C. Banks, President, Chief Executive Officer and a Director

Date:  April 14, 2000


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):          /s/ Charles T. Koval
                                    ----------------------------------------------------------------
                                    Charles T. Koval, Director

Date:  April 14, 2000

By  (Signature and Title):          /s/ Tony C. Banks
                                    ----------------------------------------------------------------
                                    Tony C. Banks, President, Chief Executive Officer and a Director

Date:  April 14, 2000


                                    Supplemental information to be Furnished
                                    With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP


                           December 31, 1999 and 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
ATLAS-ENERGY FOR THE NINETIES - PUBLIC #6 LTD.
A PENNSYLVANIA LIMITED PARTNERSHIP


We have audited the accompanying balance sheets of Atlas-Energy for The Nineties - Public #6 Ltd., A Pennsylvania Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas-Energy for The Nineties
- Public #6 Ltd. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Grant Thornton LLP


Cleveland, Ohio
March 1, 2000

            Atlas-Energy for the Nineties - Public #6 Ltd.
                 (A Pennsylvania Limited Partnership)

                            BALANCE SHEETS

                              December 31




                                ASSETS

                                                                  1999            1998
                                                               -----------    -----------
Cash                                                             $ 14,662        $ 7,960
Accounts receivable - affiliate                                   298,026        444,226

Oil and gas wells and leases (Successful Efforts)              10,355,660     10,355,660
  Less accumulated depletion and depreciation                  (2,372,975)    (1,113,233)
                                                               -----------    -----------
                                                                7,982,685      9,242,427
                                                               -----------    -----------

                                                               $8,295,373     $9,694,613
                                                               ===========    ===========



                   LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliate                                      $ 9,878       $ 11,014
Accrued liabilities                                                 4,897          6,711

Partners' capital:
   Managing General Partner                                       331,143        541,645
   Limited Partners (991.615 units)                             7,949,455      9,135,243
                                                               -----------    -----------
                                                                8,280,598      9,676,888
                                                               -----------    -----------

                                                               $8,295,373     $9,694,613
                                                               ===========    ===========






  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               Atlas-Energy for the Nineties - Public #6 Ltd.
                    (A Pennsylvania Limited Partnership)

                          STATEMENTS OF OPERATIONS

                       For the years ended December 31



                                                                  1999            1998
                                                               -----------    -----------
Revenues
   Natural gas sales                                           $1,366,996     $1,721,899
   Interest income                                                  9,361          4,530
                                                               -----------    -----------
                                                                1,376,357      1,726,429

Expenses
   Well operating expense                                          44,558        109,396
   Well supervision fees - affiliate                               43,557        107,823
   Depletion and depreciation of oil and gas
       wells and leases                                         1,259,742      1,272,886
   General and administrative fees - affiliate                     40,106         33,587
   Professional and other expenses                                  8,102         10,232
                                                               -----------    -----------

      TOTAL EXPENSES                                            1,396,065      1,533,924
                                                               -----------    -----------

         NET (LOSS) EARNINGS                                   $  (19,708)    $  192,505
                                                               ===========    ===========


Allocation of net (loss) earnings:
----------------------------------
   Managing General Partner                                    $  133,643     $  171,181
                                                               ===========    ===========
   Limited partners                                            $ (153,351)    $   21,324
                                                               ===========    ===========

          Net (loss) earnings per limited partnership
              interest                                           ($154.65)        $21.50
                                                               ===========    ===========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 Atlas-Energy for the Nineties - Public #6 Ltd.
                      (A Pennsylvania Limited Partnership)

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                 For the years ended December 31, 1999 and 1998




                                                     MANAGING
                                                      GENERAL          LIMITED
                                                      PARTNER          PARTNERS             TOTAL
                                                    -----------       -----------       ------------
BALANCE AT DECEMBER 31, 1997                         $ 643,136        $9,923,560        $10,566,696

Participation in revenue and expenses:
   Net production revenues                             376,170         1,128,510          1,504,680
   Interest income                                       1,132             3,398              4,530
   Depletion and depreciation                         (195,166)        1,077,720)        (1,272,886)
   General and administrative                          (10,955)          (32,864)           (43,819)
                                                    -----------       -----------       ------------
          NET EARNINGS                                 171,181            21,324            192,505

Adjustments to assets contributed
    by partners                                        (14,940)           (3,352)           (18,292)

Distributions                                         (257,732)         (806,289)        (1,064,021)
                                                    -----------       -----------       ------------

BALANCE AT DECEMBER 31, 1998                           541,645         9,135,243          9,676,888

Participation in revenue and expenses:
   Net production revenues                             319,720           959,161          1,278,881
   Interest income                                       2,340             7,021              9,361
   Depletion and depreciation                         (176,364)       (1,083,378)        (1,259,742)
   General and administrative                          (12,053)          (36,155)           (48,208)
                                                    -----------       -----------       ------------
          NET EARNINGS (LOSS)                          133,643          (153,351)           (19,708)

Distributions                                         (344,145)       (1,032,437)        (1,376,582)
                                                    ------------      -----------       ------------

BALANCE AT DECEMBER 31, 1999                         $  331,143       $7,949,455        $ 8,280,598
                                                    ===========       ===========       ============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                Atlas-Energy for the Nineties - Public #6 Ltd.
                     (A Pennsylvania Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                       For the years ended December 31



                                                                        1999           1998
                                                                    -----------    -----------
Cash flows from operating activities:

   Net (loss) earnings                                               $ (19,708)     $ 192,505

   Adjustments to reconcile net (loss) earnings to net cash
      provided by operating activities:
          Depletion and depreciation                                 1,259,742      1,272,886
          Adjustment to oil and gas wells and leases                         -         10,556
          Decrease (increase) in accounts receivable                   146,200       (426,150)
          Decrease in advance from Managing General Partner                  -        (15,000)
          (Decrease) increase in accounts payable and
              accrued liabilities                                       (2,950)        17,725
                                                                    -----------    -----------

               Net cash provided by operating activities             1,383,284      1,052,522


Cash flows from financing activities:
   Capital distributions                                            (1,376,582)    (1,064,021)
                                                                    -----------    -----------

               NET INCREASE (DECREASE) IN CASH                           6,702        (11,499)

Cash at beginning of year                                                7,960         19,459
                                                                    -----------    -----------

Cash at end of year                                                  $  14,662      $   7,960
                                                                    ===========    ===========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

   Adjustments to assets contributed by partners                     $       -      $ (18,292)
                                                                    ===========    ===========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 Atlas-Energy for the Nineties - Public #6 Ltd.
                      (A Pennsylvania Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.   NATURE OF OPERATIONS

     Atlas-Energy for the Nineties - Public #6 Ltd. (the "Partnership") is a Pennsylvania Limited Partnership which includes Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 393 Limited Partners. The Partnership was formed on July 1, 1997 to drill and operate gas wells located primarily in Mercer County, Pennsylvania. At December 31, 1999, the Partnership had various working interests in 55 wells.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING

     The financial statements are prepared in accordance with generally accepted accounting principles.

     Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

     OIL AND GAS WELLS AND LEASES

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

     USE OF ESTIMATES

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

                 Atlas-Energy for the Nineties - Public #6 Ltd.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998




2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NEW ACCOUNTING STANDARDS

     In 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. This statement requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The Partnership adopted the provisions of SOP 98-5 effective January 1, 1999 and accordingly organization costs are expensed as incurred.


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


4.   PARTICIPATION IN REVENUES AND COSTS

     Atlas and the other partners generally participate in revenues and costs in the following manner:



                                                                                 SUBSCRIBING
                                                                     ATLAS        PARTNERS
                                                                  ----------------------------
                Organization and offering costs                       100%            0%
                Lease costs                                           100%            0%
                Revenues                                               25%           75%
                Direct operating costs                                 25%           75%
                Intangible drilling costs                               0%          100%
                Tangible costs                                         14%           86%
                Tax deductions:
                    Intangible drilling and development costs           0%          100%
                    Depreciation                                       14%           86%
                    Depletion allowances                               25%           75%



                 Atlas-Energy for the Nineties - Public #6 Ltd.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998



5.   TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

     The Partnership has entered into the following significant transactions with Atlas and its affiliates as provided under the Partnership agreement:

           Drilling contracts to drill and complete Partnership wells at a cost of $37.39 per foot on completed wells. No drilling costs were incurred in 1999 and 1998.

           Administrative costs at $75 per well per month. Administrative costs incurred in 1999 and 1998 were $40,106 and $33,587, respectively.

           Well supervision fees initially of $275 per well per month plus the cost of third party materials and services. Well supervision fees incurred in 1999 and 1998 were $43,557 and $107,823, respectively.

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

                           December 31, 1999 and 1998



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


     (1)  CAPITALIZED COSTS

     The following table presents the capitalized costs related to natural gas and oil product activities:



                                                                         --------------------------------------
                                                                                 1999                 1998
                                                                         --------------------------------------
                 Capitalized costs at December 31:
                      Proved properties                                     $ 10,355,660         $ 10,355,660
                      Accumulated depreciation and depletion                  (2,372,975)          (1,113,233)
                                                                         --------------------------------------

                                NET CAPITALIZED COSTS                       $  7,982,685         $  9,242,427
                                                                         ======================================




     (2) RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

     The following table presents the results of operations related to natural gas and oil production for the years ended December 31, 1999 and 1998:




                                                                                  1999                  1998
                                                                         --------------------------------------
                 Natural gas sales                                          $  1,366,996         $  1,721,899
                 Production costs                                                (88,115)            (217,219)
                 Depreciation and depletion                                   (1,259,742)          (1,113,233)
                                                                         --------------------------------------

                    Results of operations from producing
                       activities                                           $     19,139         $    391,447
                                                                         ======================================




     Depreciation and depletion of natural gas and oil properties are expensed at unit cost rates calculated annually based on the estimated volume of recoverable gas and the related costs.

                 Atlas-Energy for the Nineties - Public #6 Ltd.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998




9.   NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (Continued)


(3)  RESERVE INFORMATION

     The information presented below represents estimates of proved natural gas and oil reserves. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. All reserves are proved developed reserves and are located in the Appalachian Basin area.

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





                                                                          1999                 1998
                                                                       NATURAL GAS          NATURAL GAS
                                                                          (MCF)                (MCF)
                                                                   ----------------------------------------
                   Proved developed reserves:
                      Beginning of period                              5,631,068                    -
                      Production                                       (646,219)             (816,375)
                      Current additions                                       -             6,447,443
                      Revisions to previous estimates                  (890,525)                    -
                                                                   ----------------------------------------

                          END OF PERIOD                               4,094,324             5,631,068
                                                                   ========================================



                 Atlas-Energy for the Nineties - Public #6 Ltd.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998




9.   NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (Continued)

(4)  STANDARD MEASURE OF DISCOUNTED FUTURE CASH FLOWS

     The standardized measure of discounted future net cash flows is information provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry. The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves. Estimated future cash flows are determined by using the weighted average price received for the month of December 1999 adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. The standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 1999 and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgement on the potential value of recoverable reserves or in estimating future results of operations.



                                                                            1999                   1998
                                                                    -------------------------------------------
             Future cash inflows                                       $ 11,605,979            $13,137,280
             Future production costs                                     (5,506,597)            (5,485,285)
                Future net cash flow                                      6,099,382              7,651,995
             10% annual discount for estimated
                 timing of cash flows                                    (2,509,973)            (3,166,039)
                                                                    -------------------------------------------
                     STANDARDIZED MEASURE OF DISCOUNTED
                        FUTURE NET CASH FLOWS                          $  3,589,409           $  4,485,956
                                                                    ===========================================





     Summary of changes in the standardized measure of discounted future net cash flows:



                                                                           1999                   1998
                                                                    -------------------------------------------
              BALANCE, BEGINNING OF PERIOD                             $  4,485,956           $          -
                Sales of gas and oil produced -
                   net of related costs                                  (1,278,881)            (1,504,680)
                Net changes in prices and
                   production costs                                         (66,262)                     -
                Discoveries and extensions                                        -              5,990,636
                Accretion of discount                                       448,596                      -
                                                                    -------------------------------------------

              BALANCE, END OF PERIOD                                   $  3,589,409           $  4,485,956
                                                                    ===========================================

