Form 10QSB
period 2000-03-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 2000-05-15
CIK 1042413

===============================================================================


                   U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                               Form 10-QSB

                                (Mark One)

        [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

        [   ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

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


===============================================================================

                                    PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership") for the period January 1, 2000 to March 31, 2000.

Item 2.  Description of Business

The Partnership has placed into production 44.45 net wells to the Clinton/Medina formation in Mercer and Lawrence Counties, Pennsylvania. As of March 31, 2000, all 44.45 net wells are in production. The first quarterly distribution was on June 8, 1998 for natural gas production during January, February and March, 1998.

Natural gas sales revenue for the three months was $331,411 which includes landowner royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275,000 per month per well for pumpers fees.

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

12-May-00


                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                                  BALANCE SHEET
                   AS OF MARCH 31, 2000 and DECEMBER 31, 1999


                                                                           March 31
                                                                             2000      December 31   Increase
                                                                          (unaudited)    1999        (Decrease)
                                                                          ----------   ----------   ---------
ASSETS
CURRENT ASSETS
     Cash                                                                 $   22,799   $   14,662   $   8,137
     Accounts receivables                                                    279,224      298,026     (18,802)
                                                                          ----------   ----------   ---------
                    TOTAL CURRENT ASSETS                                     302,023      312,688     (10,665)
     Oil and gas drilling contracts/leases, net of accum. depl. & amort    7,785,208    7,982,685    (197,477)
                                                                          ----------   ----------   ---------
                    TOTAL ASSETS                                          $8,087,231   $8,295,373   $(208,142)
                                                                          ==========   ==========   =========
LIABILITIES AND PARTNERS' CAPITAL
     Accounts payable                                                     $   20,836   $   14,775   $   6,061
     Partners' capital                                                     8,066,395    8,280,598    (214,203)
                                                                          ----------   ----------   ---------
                    TOTAL LIABILITIES AND PARTNERS' CAPITAL               $8,087,231   $8,295,373   $(208,142)
                                                                          ==========   ==========   =========


The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                         STATEMENT OF INCOME (Unaudited)
               For the three months ended March 31, 2000 and 1999

                                                                   Three Months Ended
                                                                       March 31,
REVENUE                                                             2000       1999
-------                                                           --------   --------
      Natural gas sales                                           $331,412   $399,398
      Interest income                                                2,304      3,167
                                                                  --------   --------
                Total Revenue                                      333,716    402,565
EXPENSES
--------
     Well operating expense                                         52,187     49,577
     Depletion and depreciation of oil and gas wells and leases    197,478    314,459
     General and administrative fees                                 9,926      9,101
     Professional fees                                                   0      4,250
     Other                                                             181        297
                                                                  --------   --------
                Total Expenses                                     259,772    377,684
                                                                  --------   --------
Net Earnings                                                      $ 73,944   $ 24,881
                                                                  ========   ========


The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                       STATEMENT OF CASH FLOWS (Unaudited)
               For the three months ended March 31, 2000 and 1999

                                                               Three Months Ended
                                                                    March 31,
         Increase (Decrease) in Cash                         ----------------------
         ---------------------------                           2000          1999
                                                             ---------    ---------
Cash flows from operating activities
     Net Earnings                                            $  73,944    $  24,881
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:

                Depletion and depreciation                     197,478      314,459

                Decrease (Increase) in accounts receivable      18,802       94,405
                Increase (Decrease) in accounts payable          6,061        4,007
                                                             ---------    ---------
Cash provided by operating activities                          296,286      437,752

Cash flows used in financing activities:
     Distributions to Partners                                (288,148)    (433,212)
                                                             ---------    ---------

Net Increase  in Cash                                            8,137        4,540

Cash at beginning of period                                     14,662        7,960
                                                             ---------    ---------
Cash at end of period                                        $  22,799    $  12,500
                                                             =========    =========


The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
         STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                    For the three months ended March 31, 2000

                                                     MANAGING
                                                     GENERAL             OTHER
                                                     PARTNER            PARTNERS               TOTAL
                                                    ---------          -----------          -----------
BALANCE AT JANUARY 1, 2000                          $ 331,143          $ 7,949,455          $ 8,280,598

Participation in revenue and expenses:
                 Net Production Revenues               69,806              209,418              279,224
                 Interest                                 576                1,728                2,304
                 Depletion and depreciation           (46,985)            (150,492)            (197,477)
                 Other costs                           (2,527)              (7,580)             (10,107)
                                                    ---------          -----------          -----------
Net Earnings                                           20,870               53,074               73,944
Distributions                                         (72,037)            (216,111)            (288,148)
                                                    ---------          -----------          -----------
BALANCE AT March 31, 2000                           $ 279,975          $ 7,786,418          $ 8,066,394
                                                    =========          ===========          ===========


The notes to Financial Statements are an integral part of this statement.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                 ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP


1.   INTERIM FINANCIAL STATEMENTS

     The financial statements as of March 31, 2000 and for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1999 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ATLAS-ENERGY FOR THE NINETIES-PUBLIC #6 LTD.


Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000

Natural gas sales revenue for the three months ended March 31, 2000 was down $67,987 (17%) due to declines in natural gas production which decreased from 224,614 Mcf in the three months ended March 31, 1999 to 141,055 Mcf in the current three months. The decrease in gas production results primarily from normal declines in well production in the current three months. Natural gas prices increased by $.66/Mcf to $2.68/Mcf during the current three months.


FINANCIAL CONDITION

LIQUIDITY

The decrease in cash provided by operating activities and distributions to partners during the three months ended March 31, 2000 results primarily from lower cash received from sales of natural gas. The Partnership's working capital decreased 5.61% from $297,913 at December 31, 1999 to $281,186 at March 31, 2000. The decrease is attributable to normal declines in natural gas production from the levels at the end of 1999 which result in lower receivables in connection with sales of gas produced.

CAPITAL RESOURCES

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

Date: May 15, 2000

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title):                      /s/ James R. O'Mara
                                               James R. O'Mara
                            President, Chief Executive Officer and a Director

Date: May 15, 2000

By (Signature and Title):                      /S/ Tony C. Banks
                                               Tony C. Banks
                            Vice President and Chief Financial Officer

Date: May 15, 2000