Form 10QSB
period 2000-06-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 2000-08-14
CIK 1042413

                  U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

        [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000



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

                                     PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership") for the period January 1, 2000 to June 30, 2000.

Item 2.  Description of Business

The Partnership has placed into production 44.45 net wells to the Clinton/Medina formation in Mercer and Lawrence Counties, Pennsylvania. As of June 30, 2000, all 44.45 net wells are in production. The first quarterly distribution was on June 8, 1998 for natural gas production during January, February and March, 1998.

Natural gas sales revenue for the three months was $336,857 which includes landowner royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

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

10-Aug-00

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                                  BALANCE SHEET
                    AS OF JUNE 30, 2000 and DECEMBER 31, 1999

                                                                                    JUNE 30
                                                                                     2000           December 31        Increase
                                                                                  (unaudited)          1999           (Decrease)
                                                                             -------------------------------------------------------
ASSETS

CURRENT ASSETS

     Cash                                                                     $          18,640     $     14,662    $       3,978
     Accounts receivable                                                                291,868          298,026           (6,158)

                                                                             --------------------  -------------    --------------
                    TOTAL CURRENT ASSETS                                                310,508          312,688           (2,180)

     Oil and gas drilling contracts/leases,net of accum. depl. & amort.               7,596,362        7,982,685         (386,323)


                                                                             --------------------  -------------    --------------
                    TOTAL ASSETS                                              $       7,906,870     $  8,295,373     $   (388,503)
                                                                             =====================================================


LIABILITIES AND PARTNERS' CAPITAL


     Accounts payable                                                         $          30,730     $     14,775     $     15,955
     Partners' capital                                                                7,876,140        8,280,598         (404,458)
                                                                             --------------------  -------------    --------------
                    TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $       7,906,870     $  8,295,373     $   (388,503)
                                                                             =====================================================


The notes to Financial Statements are an integral part of this statement.

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                                   STATEMENT OF INCOME (Unaudited)
                FOR THE SIX MONTHS ENDED JUNE  30, 2000 AND 1999


                                                                 Six Months Ended                Second Quarter Ended
                                                                      June 30        June 30            June 30           June 30
REVENUE                                                                 2000           1999              2000              1999
                                                                 -------------------------------   --------------------------------
      Natural gas sales                                               $668,269       $754,372          $336,857         $354,973
      Interest income                                                    7,100          5,312             4,796            2,145
                                                                 -------------    -----------      -------------    ---------------
                Total Revenue                                          675,369        759,684           341,653          357,118

EXPENSES

     Well operating expense                                             97,176         96,320            44,989           46,743
     Depletion and depreciation of oil and gas wells and leases        386,323        581,206           188,845          266,746
     General and administrative fees                                    19,815         19,290             9,889           10,189
     Professional fees                                                  16,398          7,895            16,398            3,645

     Other                                                                 543            798               362              501
                                                                 -------------    -----------      -------------    ---------------
                Total Expenses                                         520,255        705,509           260,483          327,824
                                                                 -------------    -----------      -------------    ---------------
Net Earnings                                                         $ 155,114       $ 54,175          $ 81,170         $ 29,294
                                                                 =============    ===========      =============    ===============

The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                       STATEMENT OF CASH FLOWS (Unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                         Six Months Ended
                                                                                             June 30
                               Increase (Decrease) in Cash
                                                                                     2000                1999
                                                                             -----------------------------------------
Cash flows from operating activities
     Net Earnings                                                                 $ 155,114             $54,175
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:

                Depletion and depreciation                                          386,323             581,206

                Decrease  in accounts receivable                                      6,158             135,995
                Increase  in accounts payable                                        15,955                 706
                                                                                 ----------          ----------
Cash provided by operating activities                                               563,550             772,082

Cash flows used in financing activities:
     Distributions to Partners                                                     (559,572)           (768,744)
                                                                                 ----------          ----------

Net Increase  in Cash                                                                 3,978               3,338

Cash at beginning of period                                                          14,662               7,960
                                                                                 ----------          ----------

Cash at end of period                                                               $18,640             $11,298
                                                                                 ==========          ==========

The notes to Financial Statements are an integral part of this statement.

                 ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                         FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                                   MANAGING
                                                                                    GENERAL            OTHER
                                                                                   PARTNER            PARTNERS            TOTAL
                                                                                  ----------         ----------        ----------
BALANCE AT JANUARY 1, 2000                                                          $331,143         $7,949,455        $8,280,598


Participation in revenue and expenses:

                 Net Production Revenues                                             142,773            428,319           571,092
                 Interest                                                              1,775              5,325             7,100
                 Depletion and depreciation                                          (73,423)          (312,899)         (386,322)
                 Other costs                                                          (9,189)           (27,567)          (36,756)
                                                                                  ----------         ----------        ----------
Net Earnings                                                                          61,936             93,178           155,114

Distributions                                                                       (139,893)          (419,679)         (559,572)
                                                                                  ----------         ----------        ----------
BALANCE AT JUNE 30, 2000                                                            $253,186         $7,622,954        $7,876,140
                                                                                  ==========         ==========        ==========

The notes to Financial Statements are an integral part of this statement.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP

1.       INTERIM FINANCIAL STATEMENTS

         The financial statements as of June 30, 2000 and for the six months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1999 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000

Natural gas sales revenue for the six months ended June 30, 2000 was down $86,103 (11%) from the prior year due to lower gas production. Gas production for the six months ended June 30, 2000 was 275,979 Mcf, down from 415,147 Mcf in the prior year. The decrease in gas production results primarily from normal well declines. Natural gas prices for the six months ended June 30, 2000 increased by $.69/Mcf to $2.76/Mcf.

QUARTER ENDED JUNE 30, 2000

Natural gas sales revenue for the quarter ended June 30, 2000 was down
$18,116 (5%) from the prior year's second quarter due to lower gas production. Gas production for the quarter ended June 30, 2000 was 134,924 Mcf, down from 190,533 Mcf in the prior year's second quarter. The decrease in gas production results primarily from normal well declines. Natural gas prices for the quarter ended June 30, 2000 increased by $.72/Mcf to $2.85/Mcf.

FINANCIAL CONDITION

LIQUIDITY

The decrease in cash provided by operating activities and distributions to partners during the six months ended June 30, 2000 results primarily from lower cash received from sales of natural gas. The Partnership's working capital decreased from $297,913 at December 31, 1999 to $279,780 at June 30, 2000. The decrease is attributable to distributions to partners, higher accounts payable and normal declines in natural gas production from the levels at the end of 1999, which result in lower receivables in connection with sales of gas produced.

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


Date: August 14, 2000


In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title):                      /s/ James R. O'Mara
                                               James R. O'Mara
                                President, Chief Executive Officer and a Director


Date: August 14, 2000


By (Signature and Title):                      /S/ Tony C. Banks
                                               Tony C. Banks
                                   Vice President and Chief Financial Officer


Date: August 14, 2000