Form 10QSB
period 2000-09-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 6 LTD
filed 2000-11-13
CIK 1042413

===============================================================================


                   U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                               Form 10-QSB

                                (Mark One)

        [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2000

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

                                    PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership") for the period January 1, 2000 to September 30, 2000.

Item 2.  Description of Business

The Partnership has placed into production 44.45 net wells to the Clinton/Medina formation in Mercer and Lawrence Counties, Pennsylvania. As of September 30, 2000, all 44.45 net wells are in production. The first quarterly distribution was on June 8, 1998 for natural gas production during January, February and March, 1998.

Natural gas sales revenue for the three months was $365,733 which includes landowner royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

For the next twelve months management believes that the Partnership has adequate capital. No other wells will be drilled and, therefore, no additional drilling funds will be required.

Any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. Management does not anticipate that the Partnership will need to borrow. No borrowings will be obtained from third parties.

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

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                                  BALANCE SHEET
                 AS OF SEPTEMBER 30, 2000 and DECEMBER 31, 1999

                                                                              SEPTEMBER 30
                                                                                  2000              December 31       Increase
                                                                               (unaudited)              1999         (Decrease)
                                                                             ------------------------------------------------------
ASSETS

CURRENT ASSETS

     Cash                                                                          $    22,623      $    14,662      $    7,961
     Accounts receivable                                                               319,165          298,026          21,139
                                                                             ------------------- ----------------- -------------

                    TOTAL CURRENT ASSETS                                               341,788          312,688          29,100

     Oil and gas drilling contracts/leases,net of accum. depl. & amort.              7,423,484        7,982,685        (559,201)
                                                                             ------------------- ----------------- -------------

                    TOTAL ASSETS                                                   $ 7,765,272      $ 8,295,373      $ (530,101)
                                                                             =================== ================= =============

LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable                                                              $    15,230      $    14,775      $      455
     Partners' capital                                                               7,750,042        8,280,598        (530,556)
                                                                             ------------------- ----------------- -------------

                    TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $ 7,765,272      $ 8,295,373      $ (530,101)
                                                                             =================== ================= =============

The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                         STATEMENT OF INCOME (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                         Nine Months Ended             Third Quarter Ended
                                                                     September 30    September 30   September 30  September 30
REVENUE                                                                  2000            1999           2000          1999
                                                                  -------------------------------   -------------------------
      Natural gas sales                                             $1,034,002         $1,121,756       $365,733     $367,384
      Interest income                                                   14,433              7,200          7,332        1,888
                                                                  -------------      ------------   -------------  ----------

                Total Revenue                                        1,048,435          1,128,956        373,065      369,272

EXPENSES
     Well operating expense                                            143,744            140,900         46,568       44,580
     Depletion and depreciation of oil and gas wells and leases        559,202            821,588        172,879      240,382
     General and administrative fees                                    29,463             29,291          9,648       10,001
     Professional fees                                                  31,532              7,663         15,133         (232)

     Other                                                               1,864              1,198          1,321          400
                                                                  -------------      ------------   -------------  ----------

                Total Expenses                                         765,805          1,000,640        245,549      295,131
                                                                  -------------      ------------   -------------  ----------

Net Earnings                                                        $  282,630         $  128,316       $127,516     $ 74,141
                                                                  =============      =============  =============  ==========

The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                       STATEMENT OF CASH FLOWS (Unaudited)
              FOR THE NINE MONTHE ENDED SEPTEMBER 30, 2000 AND 1999

                                                                     Nine Months Ended
                                                                        September 30
                   INCREASE (DECREASE) IN CASH
                                                                 2000                 1999
                                                               ------------------------------
Cash flows from operating activities
     Net Earnings                                              $ 282,630          $   128,316
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:

                Depletion and depreciation                       559,202              821,588

                (Increase) Decrease in accounts receivable       (21,139)             121,423
                Increase (Decrease) in accounts payable              455               (7,724)
                                                               ---------          -----------

Cash provided by operating activities                            821,148            1,063,603

Cash flows used in financing activities:
     Distributions to Partners                                  (813,187)          (1,063,779)
                                                               ---------          -----------

Net Increase (Decrease) in Cash                                    7,961                 (176)

Cash at beginning of period                                       14,662                7,960
                                                               ---------          -----------

Cash at end of period                                          $  22,623          $     7,784
                                                               =========          ===========

The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
         STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                   MANAGING
                                                    GENERAL      OTHER
                                                    PARTNER     PARTNERS      TOTAL
                                                   --------    ----------   ----------
BALANCE AT JANUARY 1, 2000                         $331,143    $7,949,455   $8,280,598

Partners' capital contributions:



Participation in revenue and expenses:
                Net Production Revenues             222,565       667,694      890,259
                Interest                              3,608        10,825       14,433
                Depletion and depreciation          (78,288)     (480,914)    (559,202)
                Other costs                         (15,715)      (47,144)     (62,859)
                                                   --------    ----------   ----------
Net Earnings                                        132,170       150,461      282,631


Distributions                                      (203,297)     (609,890)    (813,187)
                                                   --------    ----------   ----------
BALANCE AT SEPTEMBER 30, 2000                      $260,016    $7,490,026   $7,750,042
                                                   ========    ==========   ==========

The notes to Financial Statements are an integral part of this statement.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                 ATLAS-ENERGY FOR THE NINETIES--PUBLIC #6 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP

1.   INTERIM FINANCIAL STATEMENTS

     The financial statements as of September 30, 2000 and for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1999 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000

Natural gas sales revenue for the nine months ended September 30, 2000 was down $87,754 (8%) due to declines in natural gas production. Gas production for the nine months ended September 30, 2000 was 399,429 Mcf, down from 586,848 Mcf in the prior year. The decrease in gas production results primarily from normal declines. Natural gas prices for the nine months ended September 30, 2000 increased by $.78/Mcf to $2.96/Mcf.

QUARTER ENDED SEPTEMBER 30, 2000

Natural gas sales revenue for the quarter ended September 30, 2000 was down $1,651 from the prior year's third quarter due to lower gas production. Gas production for the quarter ended September 30, 2000 was 123,450 Mcf, down from 171,701 Mcf in the prior year's third quarter. The decrease in gas production results primarily from normal well declines. Natural gas prices for the quarter ended September 30, 2000 increased by $.95/Mcf to $3.39/Mcf.

FINANCIAL CONDITION

LIQUIDITY

The decrease in cash provided by operating activities and distributions to partners during the nine months ended September 30, 2000 results primarily from lower cash received from sales of natural gas. The Partnership's working capital increased from $297,913 at December 31, 1999 to $326,558 at September 30, 2000. The increase is attributable to higher accounts receivable compared with December 31, 1999 due to higher prices for natural gas production.

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

Date: November 14, 2000

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title):                      /s/ James R. O'Mara
                                               James R. O'Mara
                            President, Chief Executive Officer and a Director

Date: November 14, 2000

By (Signature and Title):                      /S/ Tony C. Banks
                                               Tony C. Banks
                            Vice President and Chief Financial Officer

Date: November 14, 2000